Form 10-Q
period 1996-03-31
ACORDIA INC /DE/
filed 1996-05-15
CIK 863881

================================================================================
                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended:  March 31, 1996
                                    or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _______________

Commission File Number      1-11446
                        --------------

                                 ACORDIA, INC.
                                 -------------
                         (Exact Name of Registrant as
                         ----------------------------
                           specified in its charter)

    Delaware                                           31-1278880
- - -----------------                                 ---------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                              120 Monument Circle
                          Indianapolis, Indiana 46204
                       ---------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (317) 488-6666
                    --------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No _______
    -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class      Outstanding as of March 31, 1996
                  -----      --------------------------------
Common Stock, par value $1.00 a share                  13,996,893 shares


                    This document is comprised of 16 pages.

================================================================================


                                                           ACORDIA, INC.

                                                               INDEX

PART I. FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS,
                 MARCH 31, 1996 AND DECEMBER 31, 1995....................       1

                 CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS
                 ENDED MARCH 31, 1996 AND 1995...........................       2

                 CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
                 ENDED MARCH 31, 1996 AND YEAR ENDED
                 DECEMBER 31, 1995.......................................       3

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995..............       4

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............       5

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS..............................................       6

PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS.....................................       11

          ITEM 2.  CHANGES IN SECURITIES.................................       11

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.......................       11

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...       11

          ITEM 5.  OTHER INFORMATION.....................................       11

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................       11

SIGNATURES...............................................................       12

EXHIBIT (11) - COMPUTATION OF EARNINGS PER SHARE.........................       13

                          CONSOLIDATED BALANCE SHEETS
                                 ACORDIA, INC.
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          (UNAUDITED)
                                           MARCH  31   DECEMBER 31
                                             1996         1995
                                          ----------   -----------
ASSETS
- - ------
Current assets:
     Cash and cash equivalents              $ 10,956      $ 11,160
     Cash and cash equivalents held in        72,401        71,612
      a fiduciary capacity
     Premiums receivable, less
      allowance for doubtful accounts
         (1996 - $3,298; 1995 - $3,967)      119,780       149,639
     Accounts receivable, less
      allowance for doubtful accounts
          (1996 - $480; 1995 - $421)          42,609        42,481
     Accrued investment income                 1,088         1,066
     Deferred income taxes                     3,870         1,515
     Prepaid and other current assets          7,790         8,572
                                        --------------------------
Total current assets                         258,494       286,045

Securities available-for-sale held in a       48,230        49,866
 fiduciary capacity, at fair value

Other assets:
    Cash escrow                                6,639         6,562
    Furniture, equipment and leasehold
     improvements, less
        accumulated depreciation              44,478        41,577
    Goodwill and other intangible            351,575       340,199
     assets, less accumulated
     amortization
    Other assets                              12,332        12,202
                                        --------------------------
Total assets                                $721,748      $736,451
                                        ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
    Premiums due insurance companies        $220,071      $248,546
    Accounts payable                           3,069         2,291
    Accrued payroll and related               12,022        15,479
     liabilities
    Income taxes payable                       6,901           505
    Other liabilities and accrued             48,213        51,777
     expenses
    Current portion of long-term debt          9,784        15,053
                                        --------------------------
Total current liabilities                    300,060       333,651

Long-term debt, less current portion         138,663       131,551
Other long-term liabilities, less             36,382        34,238
 current portion
Deferred income taxes                         29,734        24,936
                                        --------------------------
Total liabilities                            504,839       524,376

Stockholders' equity:
    Common stock, par value $1 per
     share:
         Authorized 100,000,000 shares;
          issued and outstanding
         (1996 - 13,996,893; 1995 -
          13,961,741)                         13,997        13,962
     Additional paid-in capital               72,846        72,073
    Stock warrants                            10,000        10,000
    Net unrealized gains
    (losses) on securities                      (128)          360
    Retained earnings                        120,194       115,680
                                        --------------------------
Total stockholders' equity                   216,909       212,075
                                        --------------------------
Total liabilities and stockholders'
 equity                                     $721,748      $736,451
                                        ==========================

See accompanying notes.

                                 ACORDIA, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXPECT PER SHARE DATA)
                                  (UNAUDITED)

                                             THREE MONTHS ENDED
                                                  MARCH 31
                                             1996         1995
                                            --------------------
Revenues:
    Commissions and fees                  $   162,230  $   130,543
    Investment income                           1,617        1,701
    Net realized investment gains                  --          100
    Other                                         833          278
                                          ------------------------
Total revenues                                164,680      132,622

Operating Expenses:
    Employee compensation and benefits         89,445       70,469
    Other                                      52,948       41,378
                                          ------------------------
                                              142,393      111,847
                                          ------------------------
Operating profit                               22,287       20,775

Interest expense                                2,439        2,095
Amortization of goodwill and other              6,309        5,554
 intangibles                              ------------------------
Income before income taxes                     13,539       13,126
Income taxes                                    6,228        5,907
                                          ------------------------
Net income                                $     7,311  $     7,219
                                          ========================

Earnings per share                              $0.51        $0.50
                                          ========================

Weighted average shares outstanding        14,360,941   14,492,668
                                          ========================
See accompanying notes.

                                 ACORDIA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                           NET
                                                                                       UNREALIZED
                                                                                          GAINS
                                              COMMON STOCK       ADDITIONAL             (LOSSES)
                                              ------------
                                          NUMBER OF               PAID-IN     STOCK        ON       RETAINED
                                            SHARES    PAR VALUE   CAPITAL    WARRANTS  SECURITIES   EARNINGS
                                          ---------   ---------  ----------  --------  -----------  ---------
Balance at January 1, 1995                13,871,331    $13,871     $69,840   $10,000     $(1,823)  $102,142
    Issuance of stock for Company
         plans                                90,410         91       2,233        --          --         --
    Net income                                    --         --          --        --          --     23,582
    Dividends paid ($0.72 per share)              --         --          --        --          --    (10,044)
    Decrease in net unrealized losses
         on securities available-for-
         sale, less taxes of $230                 --         --          --        --       2,183         --
                                          ------------------------------------------------------------------
Balance at December 31, 1995              13,961,741     13,962      72,073    10,000         360    115,680
    Issuance of stock for Company
         plans                                35,152         35         773        --          --         --
    Net income                                    --         --          --        --          --      7,311
    Dividends paid ($0.20 per share)              --         --          --        --          --     (2,797)
    Decrease in net unrealized gains
         on securities available-for-
         sale, less taxes of $223                 --         --          --        --        (488)        --
Balance at March 31, 1996 -
                                          ------------------------------------------------------------------
 (unaudited)                              13,996,893    $13,997     $72,846   $10,000     $  (128)  $120,194
                                          ==================================================================
See accompanying notes.

                                 ACORDIA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                             THREE MONTHS ENDED
                                                  MARCH 31
                                            1996          1995
                                            ------------------
OPERATING ACTIVITIES:
Net income                                $  7,311        $  7,219
Adjustments to reconcile net income to
 net cash
    provided by operating
     activities:
        Depreciation and amortization       10,047           8,447
        Deferred income taxes               (1,351)           (590)
        Losses on receivables                  212             295
        Loss on sale of furniture                5               6
        and equipment
       Changes in operating assets
       and liabilities, net of
            effect of purchases of
             subsidiaries:
                Premiums receivable         32,105          20,711
                Accounts receivable            127          (3,163)
                Accrued investment             (23)            276
                 income
                Other assets                 1,229          (2,087)
                Premiums due insurance     (30,945)        (17,302)
                 companies
                Accounts payable and       (10,832)        (16,482)
                 accrued liabilities
                Income taxes payable         6,299             633
                                          ------------------------
Net cash provided by (used in)              14,184          (2,037)
 operating activities

INVESTING ACTIVITIES:
Furniture, equipment and leasehold          (6,779)         (4,152)
 improvement additions
Proceeds from sales of furniture and           461           3,976
 equipment
Purchases of subsidiaries, net of cash
 acquired and
    cash escrow                             (5,021)         (6,480)
                                          ------------------------
Net cash used in investing activities      (11,339)         (6,656)

FINANCING ACTIVITIES:
Proceeds from borrowings                     9,000          13,813
Payments on borrowings                     (10,060)         (5,008)
Issuance of stock for Company plans            808           1,540
Dividends paid                              (2,797)         (2,506)
                                          ------------------------
Net cash (used in) provided by              (3,049)          7,839
 financing activities                     ------------------------
 Net (decrease) in                            (204)           (854)
 cash and cash equivalents                ------------------------
Cash and cash equivalents at beginning      11,160          13,374
 of period                                ------------------------
Cash and cash equivalents at end of       $ 10,956        $ 12,520
 period                                   ========================

See accompanying notes.

                                 ACORDIA, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                MARCH 31, 1996

NOTE 1   --  BASIS OF PRESENTATION
- - ----------------------------------

The accompanying unaudited consolidated financial statements of Acordia, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Reclassification
- - ----------------

Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE 2   --  ACQUISITIONS
- - -------------------------

During the first quarter of 1996, the Company made acquisitions at an aggregate cost, including future contingent payments, of approximately $15,879,000. The excess of the total acquisition cost over the net assets acquired of approximately $20,048,000 was assigned to goodwill and other intangible assets. At March 31, 1996, the cash escrow represents funds on deposit to fund future obligations related to a 1995 acquisition.

All of these acquisitions have been accounted for as purchases, and the net assets and results of operations are included in the Company's consolidated financial statements from the respective purchase dates.

NOTE 3   --  RELATED PARTIES
- - ----------------------------

During October 1995 and March 1996, the Company entered into agreements with Community Insurance Company ("CIC") and affiliates to perform certain marketing services in connection with CIC's insurance products in select geographic and demographic markets. CIC has been an affiliate of the Company since CIC's parent company's merger with Anthem Insurance Companies, Inc. ("Anthem"), formerly known as Associated Insurance Companies, Inc., in
October 1995. CIC and the Company are continuing to have discussions concerning other similar arrangements. There can be no assurance that the Company will agree with CIC to perform such services, nor any assurance concerning the terms under which the Company would agree to perform such services.

NOTE 4   --  CONTINGENCIES
- - --------------------------

The Company and its subsidiaries are subject to numerous claims and lawsuits that arise in the ordinary course of business. Some of these cases are being litigated in jurisdictions which have judicial precedence and evidentiary rules which are generally believed to favor individual plaintiffs against corporate defendants. The damages that may be claimed in such cases can be substantial, but are often covered by insurance. Accruals for these claims and lawsuits have been provided to the extent that losses are deemed probable and are estimatable.

On April 17, 1996, National Benefits Consultants, LLC ("plaintiff") filed suit in California Superior Court against one of the Company's operating subsidiaries, as well as Anthem, an affiliated company. The suit alleges breach of an engagement letter allegedly entered into among the parties. Plaintiff seeks actual damages in excess of $100 million, as well as additional unspecified damages and punitive damages. Management believes that it has meritorious defenses to this lawsuit and will vigorously defend it, as well as pursue all of its legal rights and remedies against the plaintiff and others.

Although the ultimate outcome of these suits cannot be ascertained and liabilities in indeterminate amounts may be imposed on the Company or its subsidiaries, on the basis of present information, and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------

Operating profit for the three months ended March 31, 1996, was $22.3 million, an increase of seven percent over operating profit of $20.8 million for the comparable period in 1995. Net income for the three months ended March 31, 1996, was $7.3 million, an increase of one percent over net income of $7.2 million for the comparable period in 1995. Total stockholders' equity was $216.9 million at March 31, 1996, compared to $212.1 million at December 31, 1995.

REVENUES

Total revenues for the three months ended March 31, 1996, were $164.7 million, an increase of 24% over revenues of $132.6 million for the comparable period in 1995.

Total related party revenues were $65.0 million and $52.9 million for the three months ended March 31, 1996 and 1995, respectively. The net increase was primarily attributable to the new business relationships with CIC.

Commissions and Fees

Commissions and fees for the three months ended March 31, 1996 were $162.2 million, an increase of 24% over commissions and fees of $130.5 million for the comparable period in 1995. Acquisitions accounted for approximately $16.2 million of the increase. The remaining increase of approximately $15.5 million resulted primarily from net new business, the establishment of new business relationships with Community Insurance Company ("CIC") and growth in contingent commissions from unaffiliated carriers.


Investment Income

Investment income and net realized investment gains were $1.6 million and $1.8 million for the three months ended March 31, 1996 and 1995, respectively. Investment income consists primarily of interest earned on premiums and claims collected and held prior to being remitted to insurers and clients. Such funds are held in a fiduciary capacity. Net investment yield was approximately 5.1% and 5.8% for the three months ended March 31, 1996 and 1995, respectively.

Other Revenues

Other revenues include revenues from marketing and consulting services, gains and losses on the sale of fixed assets and other miscellaneous items. Such revenues were $0.8 million and $0.3 million for the three months ended March 31, 1996 and 1995, respectively.


EXPENSES
- - --------

Total operating expenses for the three months ended March 31, 1996, were $142.4 million, an increase of 27% over operating expenses of $111.8 million for the
comparable period in 1995.   The majority of the increase was due to
acquisitions and expansion of existing operations.

Total related party other operating expenses were $16.1 million and $9.4 million for the three months ended March 31, 1996 and 1995, respectively. The increase was primarily attributable to the new business relationships with CIC.

Employee Compensation and Benefits

Employee compensation and benefits costs for the three months ended March 31, 1996, were $89.4 million, an increase of 27%, over employee compensation and benefits of $70.5 million for the comparable period in 1995. Acquisitions accounted for approximately $10.0 million of the increase. The remaining increase of $8.9 million was principally due to the expansion of existing operations, including the new business relationships with CIC.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 1996, were $52.9 million, an increase of 28% over other operating expenses of $41.4 million for the comparable period in 1995. Acquisitions accounted for the majority of this increase with the remaining costs associated with the expansion of existing operations, including the new business relationships with CIC.

Interest Expense and Amortization of Goodwill and Other Intangible Assets

Interest expense for the three months ended March 31, 1996 and 1995, respectively, was $2.4 million and $2.1 million. Interest expense increased due to additional borrowings under the revolving credit agreement. These borrowings were used to finance acquisitions and the general needs of the Company.

Acquisitions made subsequent to March 31, 1995, resulted in an additional $39.8 million of goodwill and other intangible assets. Such increases, less the effect of certain assets being fully amortized, caused amortization expense to increase to $6.3 million for the three months ended March 31, 1996 compared to $5.6 million for the comparable period in 1995.

Income Taxes

The Company's effective income tax rates for the three months ended March 31, 1996 and 1995, were 46.0% and 45.0%, respectively. Income taxes include both federal and state income taxes. The increase in the effective tax rate was due primarily to an increase in non-deductible goodwill and other intangible assets related to prior and current year acquisitions.


FINANCIAL CONDITION
- - -------------------

During 1996, cash flow generated from operations and funds available under the revolving credit agreement were more than sufficient to fund the operating and capital expenditure requirements of the Company. The Company's business is not capital intensive. The Company anticipates that cash flow from operations and, if necessary, borrowings under its credit agreement will be sufficient to fund the liquidity needs of the Company. Cash generated/(used) from operating activities was $14.2 million and $(2.0) million for the three months ended March 31, 1996 and 1995, respectively.

The Company maintains a high quality investment portfolio consisting of securities which the Company believes to be readily marketable. There are no derivatives in the portfolio.

The Company maintains a $150 million revolving credit agreement with NationsBank and a syndicate of banks. Pursuant to a 1995 agreement with the lenders, the revolving credit agreement matures in November 1998, and with the consent of the lenders it may be extended for an additional term of one year. The revolving credit agreement requires the Company to maintain certain financial ratios and comply with certain other covenants. Additionally, the cost of funds increases and decreases with the Company's debt leverage. The covenants do not restrict the payment of dividends.

As of March 31, 1996, long-term debt, excluding the current portion due, totaled $138.7 million, which compares to $131.6 million at December 31, 1995. Borrowings under the revolving credit agreement were $124.0 million at March 31, 1996 and $118.0 million at December 31, 1995.

Capital expenditures were $6.8 million and $4.2 million for the three months ended March 31, 1996 and 1995, respectively. The increase primarily resulted from additional leasehold improvements made as a result of certain existing company offices expanding into additional space.

Net cash flow (used in)/provided by financing activities totaled $(3.0) million and $7.8 million for the three months ended March 31, 1996 and 1995, respectively.

On January 31, 1996, the Board of Directors increased the quarterly dividend by 11% to $0.20 per share of common stock per annum. The dividend had previously been increased by 20% to $0.18 per share of common stock per annum on February 6, 1995. The Company intends to continue to pay quarterly dividends.

Other long-term liabilities primarily consist of future payments relating to contractual agreements negotiated with the previous owners of acquired businesses, deferred lease incentives and other liabilities not due within one year including liabilities relating to the Company's retirement and employee benefit plans. The future contingent payments to the previous owners of acquired businesses are generally based upon the amount of net commission income generated from the books of business acquired. These amounts were $20.2 million and $19.8 million at March 31, 1996 and December 31, 1995, respectively.


OUTLOOK
- - -------

On October 19, 1995, Anthem announced that its Board of Directors had authorized the purchase of up to one million shares of the Company's common stock. Purchases are made from time to time in the open market at prevailing prices or in privately negotiated transactions, resulting in Anthem's ownership increasing to 62% as of March 31, 1996. Approximately 40% of the Company's revenues during the three months ended March 31, 1996 are related to insurance products placed with Anthem and its wholly owned insurance affiliates.

In October 1995 and March 1996, the Company entered into agreements with CIC and affiliates to perform certain marketing services in connection with CIC's insurance products in select geographic and demographic markets. CIC has been an affiliate of the Company since the merger of CIC's parent company with Anthem in October 1995. CIC and the Company are continuing to have discussions concerning other similar arrangements. There can be no assurance that the Company will agree with CIC to perform such services, nor any assurance concerning the terms in which the Company would agree to perform such services.

In the fourth quarter of 1995, the Company entered into a new marketing arrangement with its affiliated insurance carriers. As part of this arrangement, Acordia received all accrued contingent commissions earned in prior years which related to the profitability of the health business placed with its affiliates by the Company.

Based on this new arrangement, the Company will not receive contingent commissions related to the health business with its affiliated carriers but will receive increased revenues from new business which will not be contingent upon underwriting results. As a result of this arrangement, the Company does not expect any significant change in income.

Since the Company's inception, acquisitions have played an important part in its strategy to become the most significant full-service insurance broker to mid-market companies in targeted areas. The Company is regularly engaged in discussions with third parties regarding potential acquisitions but has no commitments or agreements which individually or in the aggregate would be material. No assurances can be given with respect to the likelihood or financial or business effect of any possible future acquisition.

The Company has continued to grow despite persistent softness in the property and casualty insurance market and uncertainty about the effects of national and state health care reform initiatives. The underwriting capacity of property and casualty insurance companies has continued to expand, increasing competition and decreasing premium rates, thereby reducing related commissions and fees.

As the Company's customers switch from traditional health insurance to managed health care, commission income and traditional third party administration income may decline. However, the Company expects to receive increased fee and brokerage income. The Company does not anticipate that the conversion from traditional insurance to managed health care systems will result in a material change in income.

The Company's revenues from its third party administration and health insurance brokerage business are related to the amount of administrative services performed and to premiums written. These revenues are affected by the cyclical nature of the underwriting results of the health insurance industry. Moreover, the Company intends to focus in the future more on marketing and brokering health insurance and less on the claims transaction aspect of the administrative services.

In July 1995, the State of Kentucky legislature passed a comprehensive health care reform bill. The new legislation, which was effective January 1, 1996, created a statewide voluntary health care purchasing alliance ("the Alliance"). Membership in the Alliance is mandatory for state workers, public school employees and voluntary for employees of state universities, counties and cities. An operating subsidiary of the Company is a third party administrator for Anthem products offered through the Alliance. The Company expects that this legislation will result in increased sales for the Company's group health self insured products and possibly lower sales for individual health products. The Company does not expect the legislation to materially affect operating results.

Many other states where the Company does business have already initiated various healthcare reforms, and many more are considering them. In these states and elsewhere, the Company has joined with providers and has developed needed information systems to manage costs and is providing clients with managed care products, services and advice.

The Company is unaware of any current recommendations by regulatory authorities that could have a material effect on liquidity, capital resources or operations of the Company.

During the latter part of 1995 and first quarter of 1996, the Company consolidated several operating subsidiaries to enhance operating and marketing efficiencies and to strengthen management. No material charges were incurred nor are expected as a result of these consolidations.

In 1995, the Company and Anthem, as a part of their continuing strategic initiatives, began a project with the assistance of an outside consultant to look at ways to reduce their administrative expenses. The Company believes that the probable long-term outcome of this effort will be to reduce administrative cost through the introduction of enabling technology in the Company's core health administrative processes, the consolidation of claims processing sites, the increased use of automation in the Company's property and casualty brokerage business and the outsourcing or elimination of non value-added services (mail rooms, data entry, etc.). The Company and Anthem believe that these changes and improved efficiencies will be necessary in order for our products to remain competitive over the next several years.

As part of these efforts to improve efficiencies and to consolidate functions, Anthem and Acordia have agreed that Acordia will assume virtually all of the wholesale distribution functions for Anthem products nationwide. Additionally, Anthem will reassume and consolidate certain administrative functions, currently being performed by the Company outside of the midwest region. These changes will be phased in over the next 12 to 18 months and are not expected to materially change the Company's results of operations.

The statements under "Outlook" and the other statements which are not historical facts are forward looking. Such statements involve a number of risks and uncertainties. While the statements represent Acordia's current judgment as to the near term future of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors which could cause actual results to differ include the following: the effect of economic conditions, cyclicality of property and casualty and health insurance markets, the impact of competitive products and pricing, product development, technological difficulties, the results of financing efforts, the effect of the Company's accounting policies, unanticipated regulatory changes having the effect of lowering prices and other risks.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are subject to numerous claims and lawsuits that arise in the ordinary course of business. Some of these cases are being litigated in jurisdictions which have judicial precedence and evidentiary rules which are generally believed to favor individual plaintiffs against corporate defendants. The damages that may be claimed in such cases can be substantial, but are often covered by insurance. Accruals for these claims and lawsuits have been provided to the extent that losses are deemed probable and are estimatable.

On April 17, 1996, National Benefits Consultants, LLC ("plaintiff") filed suit in California Superior Court against one of the Company's operating subsidiaries, as well as Anthem, an affiliated company. The suit alleges breach of an engagement letter allegedly entered into among the parties. Plaintiff seeks actual damages in excess of $100 million, as well as additional unspecified damages and punitive damages. Management believes that it has meritorious defenses to this lawsuit and will vigorously defend it, as well as pursue all of its legal rights and remedies against the plaintiff and others.

Although the ultimate outcome of these suits cannot be ascertained and liabilities in indeterminate amounts may be imposed on the Company or its subsidiaries, on the basis of present information, and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

During the first quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders, through the solicitation of proxies of otherwise.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit (11) -  Computation of earnings per share

During the first quarter of the fiscal year covered by this report, no report on Form 8-K was filed.

                                    SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



   ACORDIA, INC.
   (Registrant)



Date:   May 15, 1996                      /s/ Patrick M. Sheridan
- - -----------------------------------      -------------------------------------
                                          Patrick M. Sheridan
                                          Executive Vice President and
                                          Chief Financial Officer




Date:   May 15, 1996                      /s/ Robert S. Schneider
- - -----------------------------------      -------------------------------------
                                          Robert S. Schneider
                                          Senior Vice President and
                                          Controller