Form 10-K/A
period 1995-12-31
ACORDIA INC /DE/
filed 1996-07-02
CIK 863881

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                                CURRENT REPORT
                      Pursuant to Section 13 or 15(d) of
                    The Securities and Exchange Act of 1934


                         Date of Report: June 29, 1996



                                 ACORDIA, INC.
            (Exact name of registrant as specified in its charter)


                                   Delaware
                (State or other jurisdiction of incorporation)


                                   33-48691
                           (Commission File Number)


                                  31-1278880
                     (IRS Employer Identification Number)


                              120 Monument Circle
                          Indianapolis, Indiana 46204
             (Address of principal executive offices and zip code)

                                 (317)488-6666
             (Registrant's telephone number, including area code)

                                AMENDMENT NO. 1
                                ---------------

       The undersigned registrant hereby amends the following items, financial statements or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as set forth below:

       Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
       ------------------------------------------------------------------------

              (c) Information required by Form 11-K for registrant's Retirement
                  Savings Plan.

       Financial Statement and Exhibits
       --------------------------------

              (a) Financial Statements:
                  See Index to Financial Statements

              (b) Exhibits:

                     1. Consent of Independent Auditors (See Index to
                        Financial Statements).


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereundo duly authorized.


                                     Acordia, Inc.
                                     -------------
                                     (Registrant)



                                     By:  /S/ Robert S. Schneider
                                          ------------------------
                                          Senior Vice President and Controller

               ACORDIA 401(k) LONG TERM SAVINGS INVESTMENT PLAN


                                   INDEX TO
                                   --------

                       FINANCIAL STATEMENTS AND EXHIBITS
                       ---------------------------------

                                                          Page
                                                        Reference
                                                        ---------
REPORT OF INDEPENDENT AUDITORS                              6

STATEMENTS OF NET ASSETS AVAILABLE FOR                      7
BENEFITS DECEMBER 31, 1995 and 1994

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE               8
FOR BENEFITS DECEMBER 31, 1995


NOTES TO FINANCIAL STATEMENTS                              10

CONSENT OF INDEPENDENT AUDITORS                            16

[LETTERHEAD OF ERNST & YOUNG LLP]
                         Report of Independent Auditors

Board of Directors
Acordia, Inc.

We have audited the accompanying statements of net assets available for benefits, with fund information, of the Acordia 401(k) Long Term Savings Investment as of December 31, 1995 and 1994, and the related statements of changes in net assets available for benefits, with fund information, for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits, with fund information, of the Plan at December 31, 1995 and 1994 and the changes in its net assets available for benefits, with fund information, for the years then ended, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The Fund Information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The Fund information has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation of the financial statements taken as a whole.


June 14, 1996

                                              /s/ Ernst & Young LLP

                             Financial Statements

                      Acordia 401(k) Long Term  Savings
                                Investment Plan

                    Years Ended December 31, 1995 and 1994
                      With Report of Independent Auditors

                Acordia 401(k) Long Term Savings Investment Plan

                              Financial Statements


                     Years Ended December 31, 1995 and 1994



                                    Contents

Report of Independent Auditors...............................................  1

Audited Financial Statements

Statements of Net Assets Available for Benefits, With Fund Information.......  2
Statement of Changes in Net Assets Available for Benefits, With Fund
 Information.................................................................  3
Notes to Financial Statements................................................  5

                                         Acordia 401(k) Long Term Savings Investment Plan

                              Statements of Net Assets Available for Benefits, With Fund Information


                                                                           Fund Information
                                                  ------------------------------------------------------------------
                                                       Vanguard
                                                      Investment        Vanguard        Vanguard         Vanguard
                                                       Contract        Wellington       Extended       Institutional
                                                      Trust Fund          Fund         Market Fund      Index Fund
                                                  ------------------------------------------------------------------
December 31, 1995

Assets
Investment in Master Trust                          $  17,369,937    $  18,170,964   $      891,762   $  17,430,312
Cash                                                           --               --               --              --
Contributions receivable (advance contributions)           11,705          109,682           14,143           4,534
                                                   -----------------------------------------------------------------
Total assets and net assets available for benefits  $  17,381,642    $  18,280,646   $      905,905   $  17,434,846
                                                   =================================================================


December 31, 1994

Assets
Investment in Master Trust                          $  13,035,271    $   7,633,343   $           --   $   7,591,726
Contributions receivable (advance contributions)          (14,863)          51,155               --         (14,139)
                                                   -----------------------------------------------------------------
Total assets and net assets available for benefits  $  13,020,408    $   7,684,498   $           --   $   7,577,587
                                                   =================================================================



                                                                           Fund Information
                                                  ------------------------------------------------------------------
                                                                                       Templeton
                                                       Vanguard         Fidelity      Institutional
                                                         Bond           Magellan        Foreign      Acordia, Inc.
                                                      Index Fund          Fund        Equity Fund     Stock Fund
                                                   -----------------------------------------------------------------
December 31, 1995

Assets
Investment in Master Trust                          $     218,720    $   2,065,348   $      250,762   $   5,118,365
Cash                                                           --               --               --              --
Contributions receivable (advance contributions)           17,326           64,263           (5,940)         36,108
                                                   -----------------------------------------------------------------
Total assets and net assets available for benefits  $     236,046    $   2,129,611   $      244,822   $   5,154,473
                                                   =================================================================


December 31, 1994

Assets
Investment in Master Trust                          $          --    $          --   $           --   $   3,891,892
Contributions receivable (advance contributions)               --               --               --          76,512
                                                   -----------------------------------------------------------------
Total assets and net assets available for benefits  $          --    $          --   $           --   $   3,968,404
                                                   =================================================================



                                                  Fund Information
                                                  ----------------
                                                     Loan Fund            Cash            Total
                                                   -------------------------------------------------
December 31, 1995

Assets
Investment in Master Trust                          $   2,567,175    $          --   $   64,083,345
Cash                                                           --          309,876          309,876
Contributions receivable (advance contributions)               --               --          251,821
                                                   -------------------------------------------------
Total assets and net assets available for benefits  $   2,567,175    $     309,876   $   64,645,042
                                                   =================================================


December 31, 1994

Assets
Investment in Master Trust                          $   1,653,653    $          --  $    33,805,885
Contributions receivable (advance contributions)               --               --           98,665
                                                   -------------------------------------------------
Total assets and net assets available for benefits  $   1,653,653    $          --  $    33,904,550
                                                   =================================================

See accompanying notes.

               Acordia 401(k) Long Term Savings Investment Plan

Statement of Changes in Net Assets Available for Benefits, With Fund Information

                                                                  Year ended December 31, 1995
                                      ----------------------------------------------------------------------------------------------
                                                                       Fund Information
                                      ----------------------------------------------------------------------------------------------
                                        Vanguard                                                                          Templeton
                                       Investment    Vanguard      Vanguard       Vanguard       Vanguard    Fidelity    Instutional
                                        Contract    Wellington     Extended     Institutional     Bond       Magellan      Foreign
                                       Trust Fund      Fund       Market Fund    Index Fund     Index Fund     Fund      Equity Fund
                                      ----------------------------------------------------------------------------------------------
Additions:
   Employee contributions             $  3,224,744  $  4,013,058  $  46,606     $ 3,575,266   $   9,996   $   135,873  $  11,278
   Employer contributions                  834,345       802,990      9,701         790,582       3,744        41,065      3,586
   Employee transfers from other plans   3,150,247     3,709,037      7,269       2,730,946      28,316       115,632      1,660
   Equity in earnings of Master Trust      991,294     3,791,245     23,029       4,027,335       5,788       (19,970)      (871)
                                      ----------------------------------------------------------------------------------------------
                                         8,200,630    12,316,330     86,605      11,124,129      47,844       272,600     15,653
Deductions:
   Benefit payments                      1,829,225     1,160,414         --         949,225         163        29,093      6,739
                                      ----------------------------------------------------------------------------------------------
                                         6,371,405    11,155,916     86,605      10,174,904      47,681       243,507      8,914

Transfers between funds                 (2,010,171)     (559,768)   819,300        (317,645)    188,365     1,886,104    235,908
                                      ----------------------------------------------------------------------------------------------
Net increases                            4,361,234    10,596,148    905,905       9,857,259     236,046     2,129,611    244,822

Net assets available for benefits at
    beginning of year                   13,020,408     7,684,498         --       7,577,587          --            --         --
                                      ----------------------------------------------------------------------------------------------
Net assets available for benefits at
    end of year                       $ 17,381,642   $18,280,646  $ 905,905     $17,434,846   $ 236,046   $ 2,129,611  $ 244,822
                                      ==============================================================================================

                                      ------------------------------

                                      ------------------------------
                                        Acordia, Inc.
                                         Stock Fund     Loan Fund        Cash        Total
                                      --------------------------------------------------------
Additions:
   Employee contributions              $1,285,097      $       --    $    9,428   $12,311,146
   Employer contributions                 302,463              --            --     2,788,476
   Employee transfers from other plans    827,586         454,777            --    11,025,470
   Equity in earnings of Master Trust    (409,532)        145,876            --     8,554,194
                                      --------------------------------------------------------
                                        2,005,614         600,653         9,428    34,679,486
Deductions:
   Benefit payments                       264,583              --      (300,448)    3,938,994
                                      --------------------------------------------------------
                                        1,741,031         600,653      (309,876)   30,740,492

Transfers between funds                  (554,962)        312,869            --            --
                                      --------------------------------------------------------
Net increases                           1,186,069         913,522       309,876    30,740,492

Net assets available for benefits at    3,968,404       1,653,653            --    33,904,550
    beginning of year
                                      --------------------------------------------------------
Net assets available for benefits at
    end of year                        $5,154,473      $2,567,175    $  309,876   $64,645,042
                                      ========================================================

See accompanying notes.

               Acordia 401(k) Long Term Savings Investment Plan

          Statement of Changes in Net Assets Available for Benefits,
                       With Fund Information (continued)

                                                                                 Year Ended December 31, 1994
                                                  ----------------------------------------------------------------------------------

                                                                                       Fund Information
                                                  ----------------------------------------------------------------------------------

                                                      Vanguard
                                                     Investment      Vanguard     Vanguard      Vanguard
                                                      Contract      Wellington     Index     Institutional
                                                     Trust Fund        Fund      Trust Fund    Index Fund
                                                  ----------------------------------------------------------
Additions:
   Employee contributions                           $  1,801,695   $ 1,363,904   $ 1,291,747   $    47,941
   Employer contributions                                636,484       413,310       417,349        13,209
   Equity in earnings of Master Trust                    724,396       (26,638)       10,434        82,293
                                                  ----------------------------------------------------------
                                                       3,162,575     1,750,576     1,719,530       143,443
Deductions:
   Benefit payments                                    1,374,686       397,705       436,851        10,756
                                                  ----------------------------------------------------------
                                                       1,787,889     1,352,871     1,282,679       132,687

Transfers between funds                                 (215,166)       38,351    (7,565,757)    7,444,900
                                                  ----------------------------------------------------------
Net increases (decreases)                              1,572,723     1,391,222    (6,283,078)    7,577,587

Net assets available for benefits at
   beginning of year                                  11,447,685    6,293,276      6,283,078            --
                                                  ----------------------------------------------------------
Net assets available for benefits at end of year    $ 13,020,408  $ 7,684,498    $        --   $ 7,577,587
                                                  ==========================================================

                                                  Acordia, Inc.
                                                   Stock Fund       Loan Fund         Total
                                                  --------------------------------------------
Additions:
   Employee contributions                          $   522,859    $        --    $  5,028,146
   Employer contributions                              162,930             --       1,643,282
   Equity in earnings of Master Trust                  921,046         70,586       1,782,117
                                                  --------------------------------------------
                                                     1,606,835         70,586       8,453,545
Deductions:
   Benefit payments                                    170,287             --       2,390,285
                                                  --------------------------------------------
                                                     1,436,548         70,586       6,063,260

Transfers between funds                                106,230        191,442              --
                                                  --------------------------------------------
Net increases (decreases)                            1,542,778        262,028       6,063,260

Net assets available for benefits at
   beginning of year                                 2,425,626      1,391,625      27,841,290
                                                  --------------------------------------------
Net assets available for benefits at end of year   $ 3,968,404    $ 1,653,653    $ 33,904,550
                                                  ============================================



See accompanying notes.

                Acordia 401(k) Long Term Savings Investment Plan

                         Notes to Financial Statements

                               December 31, 1995

1. Accounting Policies

Investments

The assets of the Acordia 401(k) Long Term Savings Investment Plan (the "Plan") are held in common with plans of affiliates using a master trust arrangement which is administered by the Bank of New York (the "Trustee"). Contributions are invested in common stock of Acordia, Inc., five separate Vanguard Group Mutual Funds, a Fidelity Magellan Fund and a Templeton Institutional Foreign Equity Fund. The Acordia, Inc. common stock and the remaining funds are traded on a national securities exchange and are valued at the last reported sales price on the last business day of the plan year. Realized gains and losses on investments sold or redeemed were determined on the basis of average cost.

The Plan also invests in group annuity contracts which are held in the Vanguard Investment Contract Trust Fund. The group annuity contracts are carried at cost, which approximates market, adjusted for interest credited and benefit payments. Interest credited to these contracts have been at rates ranging from 8.48% to 9.25% for 1995 and 7.61% to 9.25% for 1994. At December 31, 1995, the
group annuity contract held has a maturity date of February 29, 1996 and has a minimum interest guarantee of 8.48% compounded annually.

Contributions

Contributions are recorded as additions to net assets available for plan benefits on a bi-weekly basis as the Plan sponsor authorizes and accrues such contributions.

Income Tax Status

The Plan has received a determination letter from the Internal Revenue Service dated March 21, 1996 stating that the Plan is qualified as defined by Section 401(a) of the Internal Revenue Code of 1986 (the "Code") and, therefore, is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code and ERISA to maintain its tax-exempt status. The administrator is not aware of any course of action or series of events that have occurred that might adversely affect the Plans qualified status.

                Acordia 401(k) Long Term Savings Investment Plan

1. Accounting Policies (continued)

Cash

Cash is held by the trustee and represents investments which have been liquidated for benefit distributions that have been processed and approved for payment prior to December 31 but not paid, as well as cash contributions received but not invested in funds as of December 31.

Use of Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Administration of the Plan

Trustees are appointed by the Plan sponsor to administer the Plan. The Plan sponsor bears all costs associated with administering the Plan.

2. Description of the Plan

During 1995, due to certain changes in the corporate structure, employees of Blue Cross Blue Shield of Kentucky, Inc. and AdminiStar Solutions, Inc., chose to transfer participation from The Associated Group 401(k) Long Term Savings Investment Plan to the Plan. Assets transferred were approximately $11 million and are included in employee transfers from other plans.

The Plan is a defined contribution plan which was established to provide savings opportunities for participants and their beneficiaries. Substantially all employees of Acordia, Inc. meeting certain employment requirements are eligible to participate. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Employees may make voluntary pre-tax contributions of 1% to 16% of compensation, as defined, through periodic payroll deductions. Maximum contributions are limited by applicable IRS regulations. The Company will match up to 50% of the first 6% of the participant's pre-tax contribution.

                Acordia 401(k) Long Term Savings Investment Plan

2. Description of the Plan (continued)

A participant may direct the investment of amounts held in his accounts in percentages of ten percent, except for the Acordia, Inc. stock fund which is limited to a maximum of 50%, in one or more of the following investment funds:
The Vanguard Investment Contract Trust and the Vanguard Bond Index Fund (fixed income funds); The Vanguard Wellington Balanced Fund (a combination of common stock and fixed income securities); The Vanguard Extended Market Fund, The Vanguard Institutional Index Portfolio, The Fidelity Magellan Fund, and The Templeton Foreign Equity Fund (equity securities funds); and The Acordia, Inc. Stock Fund (common stock of Acordia, Inc.), Participants may elect to make changes to their investment designation. However, participants can only make changes to their investment designation once every month.

A participant in the Plan may make a complete or partial withdrawal of the amounts held in the participant's account attributable to the participant's pre-tax contributions, income allocated to the pre-tax contribution account prior to January 1, 1989, and up to 100% of employer match and rollover account at any time and will be paid as of the last valuation date. The withdrawal must be necessary in light of immediate and heavy financial needs of the participant and the participant shall have obtained all other withdrawals and nontaxable loans provided by the Plan. Only two withdrawals are permitted during any plan year; during the twelve months following a withdrawal, employee contributions are suspended for withdrawals on the participants pre-tax account. A participant may make a withdrawal of voluntary after-tax contributions at any time. Additionally, at age 59 1/2, a participant may withdraw participant and employer contributions for any reason subject to the two withdrawal per year limit.

A participant in the Plan may request a loan not in excess of the lesser of: (1) 50% of the vested account balance or (2) $50,000. A participant may have a maximum of one loan outstanding at any time. Repayment of loans shall not exceed five years except for loans used to acquire the participant's principal residence which shall not exceed ten years. Each loan bears interest equal to the prime lending rate of The Bank of New York and repayments are made by payroll deduction.

Upon termination of employment, the participant is entitled to receive the full vested current value of his account. If the current value of the vested account is less than $3,500, the account is paid in a lump sum payment. If the vested account value is more than $3,500, the participant may elect to keep savings in the Plan. The account must be distributed by the year following attainment of age 70 1/2.

                Acordia 401(k) Long Term Savings Investment Plan

2.  Description of the Plan (continued)

Upon death, payments are made to the participant's beneficiary in the form of a lump sum payment or in installments.

The Plan is sponsored by the participating employers. The Plan sponsor has the right to terminate the Plan. In the event the Plan is terminated, each participant's account shall be nonforfeitable with respect to both the participant's and the Plan sponsor's contributions and the net assets are to be set aside for the payment of withdrawals to the participants. The Plan sponsor has the right to suspend contributions to the Plan at any time, either permanently or temporarily for any length of time.

More detailed information concerning the Plan may be found by consulting the Summary Plan Description, which is available from the Plan Administrator.

3.  Reconciliation of Financial Statements to Form 5500

The following is a reconciliation of benefit payments per the 1995 financial statements to the 1995 Form 5500:


   Benefit payments per the financial statements          $     3,938,994
   Amounts allocated to withdrawing participants at
    end of year                                                   300,448
                                                          ---------------
   Benefit payments per the Form 5500                     $     4,239,442
                                                          ===============


Amounts allocated to withdrawing participants are recorded in the Form 5500 for benefit distributions that have been processed and approved for payment prior to December 31 but not paid. At December 31, 1994 there were no unpaid distributions.

4.  Investments

The Plan's investments are held in common with the investments of plans of affiliates using a master trust (the "Trust") arrangement with the Trustee. Summarized information relating to the Trust's investments and results of operations is listed below.

                Acordia 401(k) Long Term Savings Investment Plan

4. Investments (continued)

The fair value of individual investments that represent 5% or more of the Trust's assets are as follows:

                                                            December 31
                                                        1995          1994
                                                   ----------------------------
 Vanguard Investment Contract Trust Fund:
  Vanguard Variable Rate Trust                     $ 61,072,432   $ 66,436,330
 Vanguard Wellington Fund                            51,462,550     35,611,769
 Vanguard Institutional Index Fund                   41,817,198     26,507,750
 CIGNA Guaranteed Long-Term Fund                     12,086,009             --
                                                   ----------------------------
                                                   $166,438,189   $128,555,849
                                                   ============================

The Trust's investments (including investments bought, sold, as well as held during the year) appreciated in fair value by $21,881,939 during 1995 and depreciated in fair value by $942,101 during 1994, as follows:

                                                  Net Appreciation
                                                   (Depreciation)   Fair Value
                                                    in Fair Value     at End
                                                   During the Year    of Year
                                                   ----------------------------
Year ended December 31, 1995:
Vanguard Investment Contract Trust Fund:
 Vanguard Variable Rate Trust                      $         --   $ 61,072,432
 Great-West Life Group Investment Contracts                  --        164,535
                                                   ----------------------------

                                                             --     61,236,967

Vanguard Wellington Fund                              8,654,007     51,462,550
Vanguard Extended Market Fund                         1,754,408     10,740,628
Vanguard Institutional Index Trust                    8,571,781     41,817,198
Vanguard Bond Index Fund                                 14,043        715,787
Fidelity Magellan Fund                                 (345,250)     5,899,506
Templeton Institutional Foreign Equity Fund              (6,498)       783,256
Acordia, Inc. Stock Fund                               (511,775)     5,384,842
Loan Fund                                                    --      6,792,154
                                                   ----------------------------

                                                     18,130,716    123,595,921
CIGNA Mutual Funds:
  CIGNA Guaranteed Long-Term Fund                        21,424     12,086,009
  CIGNA Fidelity Growth Opportunities Fund            1,987,403      9,187,359
  CIGNA Fidelity Income and Growth Fund                 910,056      5,544,690
  CIGNA Stock Market Index Fund                         782,338      3,513,893
  CIGNA International Equity Fund                        50,002      1,576,755
                                                   ----------------------------
                                                      3,751,223     31,908,706
                                                   ----------------------------
                                                   $ 21,881,939   $216,741,594
                                                   ============================

                Acordia 401(k) Long Term Savings Investment Plan

4. Investments (continued)

                                                    Net Appreciation
                                                     (Depreciation)  Fair Value
                                                     in Fair Value     at End
                                                    During the Year    of Year
                                                   ----------------------------
  Year ended December 31, 1994:
  Vanguard Investment Contract Trust Fund:
   Vanguard Variable Rate Trust                    $         --   $ 66,436,330
   Metropolitan Life Insurance Company Group
     Annuity Contract                                        --        362,374
   Great-West Life Group Investment Contracts                --        338,004
   Lincoln National Life Group Investment Contract           --        190,237
   Travelers Insurance Group Investment Contract             --         96,979
                                                   ----------------------------
                                                             --     67,423,924

  Vanguard Wellington Fund                           (1,334,690)    35,611,769
  Vanguard Index Trust Fund                            (201,923)            --
  Vanguard Institutional Index Trust                    (41,526)    26,507,570
  Vanguard Extended Market Fund                        (225,667)     6,688,956
  Acordia, Inc. Stock Fund                              861,705      3,891,892
  Loan Fund                                                  --      7,994,503
                                                   ----------------------------
                                                   $   (942,101)  $148,118,614
                                                   ============================

               Acordia 401(k) Long Term Savings Investment Plan

    4. Investments (continued)

    The Trust's net assets available for plan benefits and changes in net assets available for benefits of each available investment account is presented below:

                                                           Vanguard                                     Vanguard
                                                          Investment      Vanguard        Vanguard    Institutional   Vanguard
                                                           Contract      Wellington       Extended       Index          Bond
                                                          Trust Fund        Fund        Market Fund       Fund       Index Fund
                                                        ------------------------------------------------------------------------
    December 31, 1995:
       Investments                                      $  61,236,967  $  51,462,550   $ 10,740,628   $ 41,817,198    $ 715,787
       Equity interest of plans of affiliates in
         Master Trust (deduction)                         (43,867,030)   (33,291,586)    (9,848,866)   (24,386,886)    (497,067)
                                                        ------------------------------------------------------------------------
                                                        $  17,369,937  $  18,170,964   $    891,762   $ 17,430,312    $ 218,720
                                                        ========================================================================
    Results of the Trust's operations for the
       year ended December 31, 1995
         Interest and dividend income                      $4,131,883     $1,963,825       $132,445       $896,311       $2,406
         Net realized and unrealized appreciation
           (depreciation) in fair value of investments                    10,504,116      2,398,997     10,226,602       14,132
         Equity interest of plans of affiliates in
           Master Trust (deduction)                        (3,140,589)    (8,676,696)    (2,508,413)    (7,095,578)     (10,750)
                                                        ------------------------------------------------------------------------
                                                             $991,294     $3,791,245        $23,029     $4,027,335       $5,788
                                                        ========================================================================


                                                                     Templeton
                                                         Fidelity  Institutional                 CIGNA
                                                         Magellan     Foreign    Acordia, Inc.   Mutual
                                                           Fund     Equity Fund   Stock Fund     Funds       Loan Fund     Total
                                                       -----------------------------------------------------------------------------

    December 31, 1995:
       Investments                                     $ 5,899,505   $ 783,256  $ 5,384,842  $ 31,908,708  $6,792,154  $216,741,595
       Equity interest of plans of affiliates in
         Master Trust (deduction)                       (3,834,157)   (532,494)    (266,477)  (31,908,708) (4,224,979) (152,658,250)
                                                       -----------------------------------------------------------------------------

                                                       $ 2,065,348   $ 250,762  $ 5,118,365  $         --  $2,567,175  $ 64,083,345
                                                       =============================================================================


    Results of the Trust's operations for the
       year ended December 31, 1995
         Interest and dividend income                  $   315,146   $  18,103     $128,296  $    650,176  $  480,011  $  8,718,602
         Net realized and unrealized appreciation
           (depreciation) in fair value of investments    (357,542)      1,007     (501,708)    4,063,501          --    26,349,105
         Equity interest of plans of affiliates in
           Master Trust (deduction)                         22,426     (19,981)     (36,120)   (4,713,677)   (334,135)  (26,513,513)
                                                       -----------------------------------------------------------------------------
                                                       $   (19,970)  $    (871)   ($409,532) $         --  $  145,876  $  8,554,194
                                                       =============================================================================


                                         Acordia 401(k) Long Term Savings Investment Plan

                                             Notes to Financial Statements (continued)


4. Investments (continued)


                                                      Vanguard                                                      Vanguard
                                                     Investment       Vanguard       Vanguard        Vanguard        Extended
                                                     Contract        Wellington        Index      Institutional       Market
                                                     Trust Fund         Fund        Trust Fund      Index Fund         Fund
                                                 -------------------------------------------------------------------------------
December 31, 1994:
   Investments                                      $ 67,423,924    $ 35,611,769    $  6,688,956   $ 26,507,570    $      -
   Equity interest of plans of affiliates in
     Master Trust (deduction)                        (54,388,653)    (27,978,426)     (6,688,956)   (18,915,844)          -
                                                 -------------------------------------------------------------------------------
                                                    $ 13,035,271    $  7,633,343    $        -     $  7,591,726    $      -
                                                 ===============================================================================

Results of the Trust's operations for the
   year ended December 31, 1994:
     Interest and dividend income                   $  3,263,514 $     1,370,373    $    331,463   $    432,591    $      -
     Net realized and unrealized appreciation
       (depreciation) in fair value of invest                -        (1,334,690)       (201,923)       (41,526)    (253,667)
     Equity interest of plans of affiliates in
       Master Trust (deduction)                       (2,539,118)        (62,321)       (119,106)      (308,772)     255,667
                                                 -------------------------------------------------------------------------------
                                                    $    724,396    $    (26,638)   $     10,434   $     82,293           -
                                                 ===============================================================================

                                                      Acordia, Inc.
                                                       Stock Fund        Loan Fund         Total
                                                 ------------------------------------------------------
December 31, 1994:
   Investments                                       $  3,891,892      $  7,994,503    $ 148,118,614
   Equity interest of plans of affiliates in
     Master Trust (deduction)                                 -          (6,340,850)    (114,312,729)
                                                 ------------------------------------------------------
                                                     $  3,891,892      $  1,653,653    $  33,805,885
                                                 ======================================================

Results of the Trust's operations for the
   year ended December 31, 1994:
     Interest and dividend income                    $     59,341      $    299,072    $   5,756,354
     Net realized and unrealized appreciation
       (depreciation) in fair value of invest             861,705               -           (972,101)
     Equity interest of plans of affiliates in
       Master Trust (deduction)                               -            (228,486)      (3,002,136)
                                                 ------------------------------------------------------
                                                          921,046      $     70,586    $   1,782,117
                                                 ======================================================

                        Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement
(Form S-8, No. 33-54242) pertaining to the Acordia 401(k) Long-term Savings Investment Plan of Acordia, Inc. of our report dated June 14, 1996, with respect to the financial statements of the Acordia 401(k) Long-Term Savings Investment Plan included in this Report on Form 10K/A of Acordia, Inc. for the year ended December 31, 1995.


                                        /s/ Ernst & Young LLP

Indianapolis, Indiana
June 27, 1996