Form 10-Q
period 1996-06-30
ACORDIA INC /DE/
filed 1996-08-14
CIK 863881

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended:  June 30, 1996
                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________ to _______________

Commission File Number      1-11446
                        --------------

                                 ACORDIA, INC.
                                 -------------
                         (Exact Name of Registrant as
                           specified in its charter)

             Delaware                                     31-1278880
          ------------                                  --------------
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

Yes    X      No _______
    -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class              Outstanding as of June 30, 1996
                     -----              -------------------------- ----

Common Stock, par value $1.00 a share        14,041,013 shares


                    This document is comprised of 35 pages.

                                    ACORDIA, INC.

                                    INDEX

PART I.   FINANCIAL INFORMATION

       ITEM 1.   FINANCIAL STATEMENTS


                 CONSOLIDATED BALANCE SHEETS,
                 JUNE 30, 1996 AND DECEMBER 31, 1995....................     1

                 CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS
                 AND QUARTER ENDED JUNE 30, 1996 AND 1995...............     2

                 CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
                 ENDED JUNE 30, 1996 AND YEAR ENDED
                 DECEMBER 31, 1995......................................     3

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                 SIX MONTHS ENDED JUNE 30, 1996 AND 1995................     4

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............     5

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS.............................................     7

PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS....................................    14

          ITEM 2.  CHANGES IN SECURITIES................................    14

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................    14

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..    14

          ITEM 5.  OTHER INFORMATION....................................    15

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................    15

SIGNATURES..............................................................    16

EXHIBIT 10.1 ROBERT C. NEVINS' EMPLOYMENT AGREEMENT.....................    17

EXHIBIT 10.2 KEITH A. MAIB EMPLOYMENT AGREEMENT.........................    24

EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE..........................    31

EXHIBIT 27 - FINANCIAL DATA SCHEDULE....................................    32

EXHIBIT 99 - PRESS RELEASE ON THE ELECTION OF KEITH A. MAIB.............    33

                          CONSOLIDATED BALANCE SHEETS
                                 ACORDIA, INC.
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          (UNAUDITED)
                                           JUNE  30    DECEMBER 31
                                             1996         1995
ASSETS                                      --------     ---------
- ------
Current assets:
     Cash and cash equivalents              $ 12,250      $ 11,160
     Cash and cash equivalents held in
      a fiduciary capacity                    78,748        71,612
     Premiums receivable, less
      allowance for doubtful accounts
         (1996 - $3,055; 1995 - $3,967)      132,870       149,639
     Accounts receivable, less
      allowance for doubtful accounts
          (1996 - $416; 1995 - $421)          44,267        42,481
     Accrued investment income                 1,082         1,066
     Deferred income taxes                     4,280         1,515
     Prepaid and other current assets          8,161         8,572
                                        ------------   -----------
Total current assets                         281,658       286,045

Securities available-for-sale held in a
 fiduciary capacity, at fair value            47,746        49,866

Other assets:
    Cash escrow                                6,714         6,562
    Furniture, equipment and leasehold
     improvements, less
        accumulated depreciation              47,106        41,577
    Goodwill and other intangible
     assets, less accumulated
     amortization                            358,419       340,199
    Other assets                              14,133        12,202
                                        ------------   -----------
Total assets                                $755,776      $736,451
                                        ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
    Premiums due insurance companies        $239,151      $248,546
    Accounts payable                           1,183         2,291
    Accrued payroll and related
     liabilities                              17,156        15,479
    Income taxes payable                          --           505
    Other liabilities and accrued
     expenses                                 52,236        51,777
    Current portion of long-term debt          9,976        15,053
                                        ------------   -----------
Total current liabilities                    319,702       333,651

Long-term debt, less current portion         141,163       131,551
Other long-term liabilities, less
 current portion                              40,540        34,238
Deferred income taxes                         32,325        24,936
                                        ------------   -----------
Total liabilities                            533,730       524,376

Stockholders' equity:
    Common stock, par value $1 per
     share:
         Authorized 100,000,000 shares;
          issued and outstanding
         (1996 - 14,041,013; 1995 -
          13,961,741)                         14,041        13,962
     Additional paid-in capital               74,131        72,073
     Stock warrants                           10,000        10,000
      Net unrealized (losses)
       gains on securities                      (336)          360
      Retained earnings                      124,210       115,680
                                        ------------   -----------
Total stockholders' equity                   222,046       212,075
                                        ------------   -----------
Total liabilities and stockholders'
 equity                                     $755,776      $736,451
                                        ============   ===========
See accompanying notes.

                                 ACORDIA, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               SIX MONTHS ENDED         THREE MONTHS ENDED
                                                   JUNE 30                   JUNE 30
                                              1996         1995         1996         1995
                                          -----------  -----------  ----------   ------------
Revenues:
    Commissions and fees                  $   322,699  $   261,571  $   160,469  $   131,028
    Investment income                           3,195        3,265        1,578        1,564
    Net realized investment gains                  38          420           38          320
    Other                                       1,664          909          831          631
                                          -----------  -----------  -----------  ------------
Total revenues                                327,596      266,165      162,916      133,543

Operating Expenses:
    Employee compensation and benefits        178,963      142,900       89,518       72,431
    Other                                     104,963       83,596       52,015       42,218
                                          -----------  -----------  -----------  ------------
                                              283,926      226,496      141,533      114,649
                                          -----------  -----------  -----------  ------------
Operating profit                               43,670       39,669       21,383       18,894

Interest expense                                4,861        4,282        2,422        2,187
Amortization of goodwill and other
 intangibles                                   12,646       11,266        6,337        5,712
                                          -----------  -----------  -----------  ------------
Income before income taxes                     26,163       24,121       12,624       10,995
Income taxes                                   12,035       10,859        5,807        4,952
                                          -----------  -----------  -----------  ------------
Net income                                $    14,128  $    13,262  $     6,817  $     6,043
                                          ===========  ===========  ===========  ============

Earnings per share                              $0.98        $0.92        $0.47        $0.42
                                          ===========  ===========  ===========  ============

Weighted average shares outstanding        14,470,645   14,469,683   14,576,713   14,448,208
                                          ===========  ===========  ===========  ============

See accompanying notes.

                                 ACORDIA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                           NET
                                                                                       UNREALIZED
                                              COMMON STOCK                                GAINS
                                              ------------       ADDITIONAL             (LOSSES)
                                          NUMBER OF               PAID-IN     STOCK        ON       RETAINED
                                            SHARES    PAR VALUE   CAPITAL    WARRANTS  SECURITIES   EARNINGS
                                          ----------  ---------  ----------  --------  -----------  ---------
Balance at January 1, 1995                13,871,331    $13,871     $69,840   $10,000     $(1,823)  $102,142
    Issuance of stock for Company
         plans                                90,410         91       2,233        --          --         --
    Net income                                    --         --          --        --          --     23,582
    Dividends paid ($0.72 per share)              --         --          --        --          --    (10,044)
    Decrease in net unrealized losses
         on securities available-for-
         sale, less taxes of $230                 --         --          --        --       2,183         --
                                          ----------  ---------  ----------  --------  -----------  ---------
Balance at December 31, 1995              13,961,741     13,962      72,073    10,000         360    115,680
    Issuance of stock for Company
         plans                                79,272         79       2,058        --          --         --
    Net income                                    --         --          --        --          --     14,128
    Dividends paid ($0.40 per share)              --         --          --        --          --     (5,598)
    Decrease in net unrealized gains
         on securities available-for-
         sale, less taxes of $230                 --         --          --        --        (696)        --
                                          ----------  ---------  ----------  --------  -----------  ---------
Balance at June 30, 1996 -
 (unaudited)                              14,041,013    $14,041     $74,131   $10,000     $  (336)  $124,210
                                          ==========  =========  ==========  ========  ===========  =========


See accompanying notes.


                                 ACORDIA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30
                                                                  1996        1995
                                                                --------   --------
OPERATING ACTIVITIES:
Net income                                                      $ 14,128   $ 13,262
Adjustments to reconcile net income to net cash
  provided by (used by) operating activities:
    Depreciation and amortization                                 20,332     17,124
    Deferred income taxes                                         (3,046)    (3,071)
    Losses on receivables                                            541        562
    Loss on sale of furniture and equipment                           24        (40)
    Changes in operating assets and liabilities, net of
      effect of purchases of subsidiaries:
        Premiums receivable                                       18,686      2,563
        Accounts receivable                                         (232)    (3,927)
        Accrued investment income                                    (16)       199
        Other assets                                                (103)    (4,300)
        Premiums due insurance companies                         (19,374)     4,126
        Accounts payable and accrued liabilities                  (2,334)   (19,129)
        Income taxes payable                                      (1,222)    (7,327)
                                                                --------   --------
Net cash provided by operating activities                         27,384         42

INVESTING ACTIVITIES:
Furniture, equipment and leasehold improvement additions         (13,957)    (9,865)
Proceeds from sales of furniture and equipment                     1,404      4,189
Purchases of subsidiaries, net of cash acquired and
    cash escrow                                                   (7,946)   (11,616)
                                                                --------   --------
Net cash used in investing activities                            (20,499)   (17,292)

FINANCING ACTIVITIES:
Proceeds from borrowings                                           9,000     24,005
Payments on borrowings                                           (11,334)    (8,212)
Issuance of stock for Company plans                                2,137      2,163
Dividends paid                                                    (5,598)    (5,019)
                                                                --------   --------
Net cash (used in) provided by financing activities               (5,795)    12,937
                                                                --------   --------
Net increase (decrease) in cash and cash equivalents               1,090     (4,313)
Cash and cash equivalents at beginning of period                  11,160     13,374
                                                                --------   --------
Cash and cash equivalents at end of period                      $ 12,250   $  9,061
                                                                ========   ========

See accompanying notes.

                                 ACORDIA, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1996

NOTE 1   --  BASIS OF PRESENTATION
- ----------------------------------

The accompanying unaudited consolidated financial statements of Acordia, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2   --  NEW ACCOUNTING STANDARD
- ------------------------------------

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. In accordance with the statement, the Company will provide new footnote disclosures in its 1996 annual report presenting pro forma net income and earnings per share amounts as if employee stock options had been expensed based on their estimated fair value on the grant date, determined by using certain option pricing models.

NOTE 3   --  ACQUISITIONS
- -------------------------

During the first six months of 1996, the Company made acquisitions at an aggregate cost, including future contingent payments, of approximately $24.5 million. The excess of the total acquisition cost over the net assets acquired of approximately $33.5 million was assigned to goodwill and other intangible assets. At June 30, 1996, the cash escrow represents funds on deposit to fund future obligations related to a 1995 acquisition.

All of these acquisitions have been accounted for as purchases, and the net assets and results of operations are included in the Company's consolidated financial statements from the respective purchase dates.

Subsequent to June 30, 1996, the Company acquired two insurance brokers that in the aggregate had 1995 revenues of approximately $11.5 million.


NOTE 4   --  RELATED PARTIES
- ----------------------------

In October 1995, Anthem Insurance Companies, Inc. ("Anthem") Board of Directors authorized the purchase of up to one million shares of the Company's common stock. Purchases are made from time to time in the open market at prevailing prices or in privately negotiated transactions. Since October 1995, Anthem has purchased 481,500 shares of the Company's common stock resulting in Anthem's ownership increasing to 62% as of June 30, 1996. Approximately 40% of the Company's revenues during the six months ended June 30, 1996 are related to insurance products placed with Anthem and its wholly owned insurance affiliates.

During October 1995 and March 1996, the Company entered into additional agreements with Anthem and its affiliates to perform certain marketing services in connection with Anthem's insurance products in select geographic and demographic markets.

NOTE 5   --  CONTINGENCIES
- --------------------------

The Company and its subsidiaries are subject to claims and lawsuits that arise in the ordinary course of business. Some of these cases are being litigated in jurisdictions which have judicial precedence and evidentiary rules which are generally believed to favor individual plaintiffs against corporate defendants. The damages that may be claimed in such cases can be substantial, but are often covered by insurance. Accruals for these claims and lawsuits have been provided to the extent that losses are deemed probable and are estimable.

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

Although the ultimate outcome of these suits cannot be ascertained and liabilities in indeterminate amounts may be imposed on the Company or its subsidiaries, on the basis of present information, and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits will not have a material effect on the consolidated financial position of the Company.

The Company is unaware of any current recommendations by regulatory authorities that could have a material effect on liquidity, capital resources or operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Six Months Ended June 30, 1996 and 1995
- ---------------------------------------

Operating profit for the six months ended June 30, 1996, was $43.7 million, an increase of 10 percent over operating profit of $39.7 million for the comparable period in 1995. Net income for the six months ended June 30, 1996, was $14.1 million, an increase of 6 percent over net income of $13.3 million for the comparable period in 1995. Total stockholders' equity was $222.0 million at June 30, 1996, compared to $212.1 million at December 31, 1995.

REVENUES

Total revenues for the six months ended June 30, 1996, were $327.6 million, an increase of 23% over revenues of $266.2 million for the comparable period in 1995.

Total related party revenues were $131.2 million and $114.3 million for the six months ended June 30, 1996 and 1995, respectively. The net increase was primarily attributable to new agreements with Anthem Insurance Companies, Inc. ("Anthem").

Commissions and Fees

Commissions and fees for the six months ended June 30, 1996 were $322.7 million, an increase of 23% over commissions and fees of $261.6 million for the comparable period in 1995. New acquisitions accounted for approximately $34.1 million of the increase. The remaining increase of approximately $27.0 million resulted primarily from net new business, the establishment of new agreements with Anthem and growth in contingent commissions from unaffiliated carriers.

Investment Income

Investment income and net realized investment gains were was $3.2 million and $3.7 million for the six months ended June 30, 1996 and 1995, respectively. Investment income consists primarily of interest earned on premiums and claims collected and held prior to being remitted to insurers and clients. Such funds are held in a fiduciary capacity. Net investment yield was approximately 5.1% and 5.6% for the six months ended June 30, 1996 and 1995, respectively.

Other Revenues

Other revenues include revenues from marketing and consulting services, gains and losses on the sale of fixed assets and other miscellaneous items. Such revenues were $1.7 million and $0.9 million for the six months ended June 30, 1996 and 1995, respectively.

EXPENSES
- --------

Total operating expenses for the six months ended June 30, 1996, were $283.9 million, an increase of 25% over operating expenses of $226.5 million for the
comparable period in 1995.   The majority of the increase was due to new
acquisitions and expansion of existing operations.

Reimbursements to Anthem pursuant to an intercompany services agreement were $37.4 million and $20.6 million for the six months ended June 30, 1996 and 1995, respectively. The increase was primarily attributable to agreements with Anthem.

Employee Compensation and Benefits

Employee compensation and benefits costs for the six months ended June 30, 1996, were $179.0 million, an increase of 25% over employee compensation and benefits of $142.9 million for the comparable period in 1995. New acquisitions accounted for approximately $21.4 million of the increase. The remaining increase of $14.7 million was principally due to the expansion of existing operations, including the new agreements with Anthem.

Other Operating Expenses

Other operating expenses for the six months ended June 30, 1996, were $105.0 million, an increase of 26% over other operating expenses of $83.6 million for the comparable period in 1995. New acquisitions accounted for the majority of this increase with the remaining costs associated with the expansion of existing operations, including the new agreements with Anthem.

Interest Expense and Amortization of Goodwill and Other Intangible Assets

Interest expense for the six months ended June 30, 1996 and 1995, respectively, was $4.9 million and $4.3 million. Interest expense increased due to additional borrowings under the revolving credit agreement. These borrowings were used to finance acquisitions and the general needs of the Company.

Acquisitions made subsequent to June 30, 1995, resulted in an additional $45.7 million of goodwill and other intangible assets. Such increases, less the effect of certain assets being fully amortized, caused amortization expense to increase to $12.6 million for the six months ended June 30, 1996 compared to $11.3 million for the comparable period in 1995.

Income Taxes

The Company's effective income tax rates for the six months ended June 30, 1996 and 1995, were 46.0% and 45.0%, respectively. Income taxes include both federal and state income taxes. The effective tax rates are higher than the U.S. statutory rate of 35 percent primarily due to U.S. state and local income taxes and to the non-deductibility of certain expenses, including meals and entertainment and amortization of goodwill and other intangible assets related to prior and current year acquisitions.

Three Months Ended June 30, 1996 and 1995
- -----------------------------------------

Operating profit for the three months ended June 30, 1996, was $21.4 million, an increase of 13 percent over operating profit of $18.9 million for the comparable period in 1995. Net income for the three months ended June 30, 1996, was $6.8 million, an increase of 13 percent over net income of $6.0 million for the comparable period in 1995. Total stockholders' equity was $222.0 million at June 30, 1996, compared to $216.9 million at March 31, 1996.

REVENUES

Total revenues for the three months ended June 30, 1996, were $162.9 million, an increase of 22% over revenues of $133.5 million for the comparable period in 1995.

Total related party revenues were $66.2 million and $61.4 million for the three months ended June 30, 1996 and 1995, respectively. The net increase was primarily attributable to new agreements with Anthem.

Commissions and Fees

Commissions and fees for the three months ended June 30, 1996 were $160.5 million, an increase of 23% over commissions and fees of $131.0 million for the comparable period in 1995. New acquisitions accounted for approximately $17.9 million of the increase. The remaining increase of approximately $11.6 million resulted primarily from net new business, the establishment of new agreements with Anthem and growth in contingent commissions from unaffiliated carriers.

Investment Income

Investment income and net realized investment gains were $1.6 million and $1.9 million for the three months ended June 30, 1996 and 1995, respectively. Investment income consists primarily of interest earned on premiums and claims collected and held prior to being remitted to insurers and clients. Such funds are held in a fiduciary capacity.

Other Revenues

Other revenues include revenues from marketing and consulting services, gains and losses on the sale of fixed assets and other miscellaneous items. Such revenues were $0.8 million and $0.6 million for the three months ended June 30, 1996 and 1995, respectively.

EXPENSES
- --------

Total operating expenses for the three months ended June 30, 1996, were $141.5 million, an increase of 23% over operating expenses of $114.6 million for the
comparable period in 1995.   The majority of the increase was due to new
acquisitions and expansion of existing operations.

Reimbursements to Anthem pursuant to an intercompany services agreement were $21.2 million and $10.9 million for the three months ended June 30, 1996 and 1995, respectively. The increase was primarily attributable to new agreements with Anthem.

Employee Compensation and Benefits

Employee compensation and benefits costs for the three months ended June 30, 1996, were $89.5 million, an increase of 24%, over employee compensation and benefits of $72.4 million for the comparable period in 1995. New acquisitions accounted for approximately $11.4 million of the increase. The remaining increase of $5.7 million was principally due to the expansion of existing operations, including the new agreements with Anthem.

Other Operating Expenses

Other operating expenses for the three months ended June 30, 1996, were $52.0 million, an increase of 23% over other operating expenses of $42.2 million for the comparable period in 1995. New acquisitions accounted for the majority of this increase with the remaining costs associated with the expansion of existing operations, including the new agreements with Anthem.

Interest Expense and Amortization of Goodwill and Other Intangible Assets

Interest expense for the three months ended June 30, 1996 and 1995, respectively, was $2.4 million and $2.2 million. Interest expense increased due to additional borrowings under the revolving credit agreement. These borrowings were used to finance acquisitions and the general needs of the Company.

Acquisitions, less the effect of certain assets being fully amortized, caused amortization expense to increase to $6.3 million for the three months ended June 30, 1996 compared to $5.7 million for in the comparable period in 1995.

Income Taxes

The Company's effective income tax rates for the three months ended June 30, 1996 and 1995, were 46.0% and 45.0%, respectively. Income taxes include both federal and state income taxes. The effective tax rates are higher than the U.S. statutory rate of 35 percent primarily due to U.S. state and local income taxes and to the non-deductibility of certain expenses, including meals and entertainment and amortization of goodwill and other intangible assets related to prior and current year acquisitions.


FINANCIAL CONDITION
- -------------------

During 1996, cash flow generated from operations and funds available under the revolving credit agreement were sufficient to fund the operating and capital expenditure requirements of the Company. The Company's business is not capital intensive. The Company anticipates that cash flow from operations and, if necessary, borrowings under its existing credit agreement will be sufficient to fund the liquidity needs of the Company. Cash generated from operating activities was $27.4 million and zero for the six months ended June 30, 1996 and 1995, respectively.

The Company maintains a high quality investment portfolio consisting of securities which the Company believes to be readily marketable. There are no derivatives in the portfolio.

The Company maintains a $150 million revolving credit agreement with a syndicate of banks. The revolving credit agreement matures in November 1998, and with the consent of the lenders it may be extended for an additional term of one year. The revolving credit agreement requires the Company to maintain certain financial ratios and comply with certain other covenants.

Additionally, the cost of funds increases and decreases with the Company's debt leverage. The agreement does not restrict the payment of dividends.

As of June 30, 1996, long-term debt, excluding the current portion due, totaled $141.2 million, which compares to $131.6 million at December 31, 1995. Borrowings under the revolving credit agreement were $127.0 million at June 30, 1996 and $118.0 million at December 31, 1995.

Capital expenditures were $14.0 million and $9.9 million for the six months ended June 30, 1996 and 1995, respectively. The increase primarily resulted from additional leasehold improvements made as a result of certain existing company offices expanding into additional space.

Net cash flow (used in)/provided by financing activities totaled $(5.8 million) and $12.9 million for the six months ended June 30, 1996 and 1995, respectively.

On January 31, 1996, the Board of Directors increased the quarterly dividend by 11% to $0.20 per share of common stock per annum. The dividend had previously been increased by 20% to $0.18 per share of common stock per annum on February 6, 1995. The Company intends to continue to pay quarterly dividends.

Other long-term liabilities primarily consist of future payments relating to contractual agreements negotiated with the previous owners of acquired businesses, deferred lease incentives and other liabilities not due within one year including liabilities relating to the Company's retirement and employee benefit plans. The future contingent payments to the previous owners of acquired businesses are generally based upon the amount of net commission income generated from the books of business acquired. These amounts were $21.4 million and $19.8 million at June 30, 1996 and December 31, 1995, respectively.


OUTLOOK
- -------

In 1995, the Company and Anthem, as a part of their continuing strategic initiatives, began a project with the assistance of an outside consultant to look at ways to reduce their administrative expenses. The Company believes that the probable long-term outcome of this effort will be to reduce administrative cost through the introduction of enabling technology in the Company's core health administrative processes, the consolidation of processing sites, the increased use of automation in the Company's property and casualty brokerage business and the outsourcing or elimination of non value-added services (mail rooms, data entry, etc.). The Company and Anthem believe that these changes and improved efficiencies will be necessary in order for the Company's products to remain competitive over the next several years.

In October 1995, Anthem's Board of Directors authorized the purchase of up to one million shares of the Company's common stock. Purchases are made from time to time in the open market at prevailing prices or in privately negotiated transactions. Since October 1995, Anthem has purchased 481,500 shares of the Company's common stock resulting in Anthem's ownership increasing to 62% as of June 30, 1996. Approximately 40% of the Company's revenues during the six months ended June 30, 1996 are related to insurance products placed with Anthem and its wholly owned insurance affiliates.

Since its' inception in 1989, the Company has derived a substantial, although declining, percentage of its' revenues and profits from providing marketing and administrative services for or on behalf of Anthem and its affiliates. Many administrative functions are those related to claims processing. Due to market driven pressures, over time the claims processing function will become more standardized and automated, and be less of a differentiating, value added service for the Company's clients. In anticipation of these changes, the Company has initiated plans to improve efficiencies and consolidate certain of these functions. As a part of these efforts to improve efficiencies and consolidate functions, the Company and Anthem have announced their intent for their relationship to evolve so that the Company's relationship with Anthem is principally as a sales, underwriting management and marketing and customer service arm for Anthem, with less involvement in claims processing. Specifically, Anthem and Acordia have agreed that Acordia will assume virtually all of the wholesale distribution functions for Anthem products nationwide while Anthem will reassume and consolidate certain administrative functions currently being performed by the Company outside of the midwest region. As part of the restructured arrangement, the Company will no longer receive contingent commissions related to the health business placed with Anthem.

The revenue and profits from the new arrangements with Anthem are expected to at least offset the lost profits from contingent commissions and any lost profits from Anthem reassuming certain administrative functions.

Acquisitions have been an important historical part of the Company's strategy to become a full-service insurance broker to mid-market companies in targeted areas. The Company is regularly engaged in discussions with third parties regarding potential acquisitions but has no current commitments or agreements which individually or in the aggregate would be material. No assurances can be given with respect to the likelihood or financial or business effect of any possible future acquisition.

Softness in the property and casualty insurance market and uncertainty about the effects of national and state health care reform initiatives continues. The underwriting capacity of property and casualty insurance companies has continued to expand, increasing competition and decreasing premium rates, thereby reducing related commissions and fees.

Many states where the Company does business have already initiated various healthcare reforms, and many more are considering them. In these states and elsewhere, the Company has joined with providers and has developed information systems to manage costs and is providing clients with managed care products, services and advice.


The statements under "Outlook" and the other statements which are not historical facts are forward looking. Such statements involve a number of risks and uncertainties. While the statements represent Acordia's current judgement as to the near term future of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors which could cause actual results to differ include the following: the effect of economic conditions, cyclicallity of property and casualty and health insurance markets, the impact of competitive products and pricing, product development, technological difficulties, the results of financing efforts, the effect of the Company's accounting policies, unanticipated regulatory changes having the effect of lowering prices and other risks.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are subject to claims and lawsuits that arise in the ordinary course of business. Some of these cases are being litigated in jurisdictions which have judicial precedence and evidentiary rules which are generally believed to favor individual plaintiffs against corporate defendants. The damages that may be claimed in such cases can be substantial, but are often covered by insurance. Accruals for these claims and lawsuits have been provided to the extent that losses are deemed probable and are estimable.

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

Although the ultimate outcome of these suits cannot be ascertained and liabilities in indeterminate amounts may be imposed on the Company or its subsidiaries, on the basis of present information, and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits will not have a material effect on the consolidated financial position of the Company.


Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 20, 1996. The following is a summary of the matters voted on at that meeting.

(a) Election of Directors to serve three year terms ending at the Company's 1999 annual meeting:

           Nominee           Votes For      Votes Withheld
       ----------------  -----------------  --------------
       John C. Crane            13,690,447          84,906
       Ernie Green              13,690,447          84,906
       Dwane R. Houser          13,690,063          85,290
       Thomas C. Roberts        13,690,447          84,906
       Michael L. Smith         13,690,447          84,906

(b)        Ratification of amendment of Acordia, Inc.
           Director's Stock Compensation Plan:
           Votes For:               13,622,347
           Votes Against                85,206
           Abstained                    67,800

(c)        Ratification of amendment of Acordia, Inc. 1992
           Stock Compensation Plan:
           Votes For:               12,842,401
           Votes Against               899,433
           Abstained                    33,519

(d)        Ratification of appointment of Ernst & Young LLP
           as the Company's principal independent auditors:
           Votes For:               13,753,007
           Votes Against                 4,282
           Abstained                    18,064

Item 5.  Other Information

In August 1996, the Company's Board of Directors appointed Keith Maib, as the Company's new Executive Vice President and Chief Financial Officer. Mr. Maib, age 37, succeeds Patrick M. Sheridan who had served as the Company's Chief Financial Officer since its founding in 1989. Mr. Sheridan will continue as Chief Financial Officer of Anthem, and will remain as a director of the Company. For the last year and a half, Mr. Maib was a partner in the Dallas and New York offices of Coopers & Lybrand, L.L.P. From February 1994 to December 1994 he served as Chief Operating Officer of Borland International, Inc., a California-based international software developer. Prior to 1994, Mr. Maib was a partner with Price Waterhouse, L.L.P.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 10.1 - Employment Agreement dated April 1, 1996 with Robert C. Nevins

Exhibit 10.2 - Employment Agreement dated August 1, 1996 with Keith A. Maib

Exhibit (11) - Computation of earnings per share

Exhibit 99   - Press Release on the election of Keith A. Maib

During the second quarter of the fiscal year covered by this report, no report on Form 8-K was filed.

                                    SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



   ACORDIA, INC.
   (Registrant)



Date:              8/14/96                 /s/Robert S. Schneider
- ----------------------------------------  ------------------------------------
                                          Robert S. Schneider
                                          Senior Vice President and
                                          Controller