Form 10-Q
period 1996-09-30
ACORDIA INC /DE/
filed 1996-11-13
CIK 863881

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended:  September 30, 1996
                                               or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________ to _______________

Commission File Number      1-11446
                        --------------

                                 ACORDIA, INC.
                         ----------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

              Delaware                                 31-1278880
  -------------------------------          ---------------------------------
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

Yes  X    No _______
    ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of September 30, 1996
                  -----                 ------------------------------------

Common Stock, par value $1.00 a share            14,060,223 shares

                    This document is comprised of 19 pages.

                                 ACORDIA, INC.

                                     INDEX

PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS,
                 SEPTEMBER 30, 1996 AND DECEMBER 31, 1995...............     1

                 CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS
                 AND QUARTER ENDED SEPTEMBER 30, 1996 AND 1995..........     2

                 CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
                 ENDED SEPTEMBER 30, 1996 AND YEAR ENDED
                 DECEMBER 31, 1995......................................     3

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995..........     4

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............     5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS.............................................     7

PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS....................................    14

          ITEM 2.  CHANGES IN SECURITIES................................    14

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................    14

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..    14

          ITEM 5.  OTHER INFORMATION....................................    14

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................    14

SIGNATURES..............................................................    15

EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE..........................    16

EXHIBIT 27 - FINANCIAL DATA SCHEDULE....................................    17

                          CONSOLIDATED BALANCE SHEETS
                                 ACORDIA, INC.
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              (UNAUDITED)
                                              SEPTEMBER 30   DECEMBER 31
                                                 1996          1995
ASSETS                                         --------      --------
------
Current assets:
     Cash and cash equivalents                 $ 10,189      $ 11,160
     Cash and cash equivalents held in
      a fiduciary capacity                       95,613        71,612
     Premiums receivable, less
      allowance for doubtful accounts
      (1996 - $3,416; 1995 - $3,967)             96,503       149,639
     Accounts receivable, less
      allowance for doubtful accounts
      (1996 - $568; 1995 - $421)                 60,648        42,481
     Accrued investment income                    1,531         1,066
     Deferred income taxes                        2,403         1,515
     Prepaid and other current assets             7,319         8,572
                                               --------      --------
Total current assets                            274,206       286,045

Securities available-for-sale held in a
 fiduciary capacity, at fair value               47,432        49,866

Other assets:
    Cash escrow                                   6,791         6,562
    Furniture, equipment and leasehold
     improvements, less
     accumulated depreciation                    47,437        41,577
    Goodwill and other intangible
     assets, less accumulated
     amortization                               357,741       340,199
    Other assets                                 19,278        12,202
                                               --------      --------
Total assets                                   $752,885      $736,451
                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Premiums due insurance companies           $226,516      $248,546
    Accounts payable                                911         2,291
    Accrued payroll and related
     liabilities                                 20,893        15,479
    Income taxes payable                          2,399           505
    Other liabilities and accrued
     expenses                                    50,567        51,777
    Current portion of long-term debt             9,112        15,053
                                               --------      --------
Total current liabilities                       310,398       333,651

Long-term debt, less current portion            146,607       131,551
Other long-term liabilities, less
 current portion                                 42,547        34,238
Deferred income taxes                            26,870        24,936
                                               --------      --------
Total liabilities                               526,422       524,376

Stockholders' equity:
    Common stock, par value $1 per
     share:
         Authorized 100,000,000 shares;
          issued and outstanding
         (1996 - 14,060,223; 1995 -
          13,961,741)                            14,060        13,962
    Additional paid-in capital                   74,278        72,073
    Stock warrants                               10,000        10,000
    Net unrealized (losses) gains on
     securities                                    (156)          360
    Retained earnings                           128,281       115,680
                                               --------      --------
Total stockholders' equity                      226,463       212,075
                                               --------      --------
Total liabilities and stockholders'
 equity                                        $752,885      $736,451
                                               ========      ========

See accompanying notes.

                                 ACORDIA, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      NINE MONTHS ENDED           THREE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                     1996            1995         1996          1995
                                                -----------     -----------   -----------   -----------
Revenues:
    Commissions and fees                        $   482,597     $   396,275   $   159,898   $   134,704
    Investment income                                 4,916           4,793         1,721         1,528
    Net realized investment gains                        62             525            24           105
    Other                                             2,424           1,537           760           628
                                                -----------     -----------   -----------   -----------
Total revenues                                      489,999         403,130       162,403       136,965

Operating Expenses:
    Employee compensation and benefits              269,250         218,425        90,287        75,525
    Other                                           156,722         131,462        51,759        47,866
                                                -----------     -----------   -----------   -----------
                                                    425,972         349,887       142,046       123,391
                                                -----------     -----------   -----------   -----------
Operating profit                                     64,027          53,243        20,357        13,574

Interest expense                                     (7,440)         (6,334)       (2,579)       (2,052)
Amortization of goodwill and other
    intangibles                                     (19,200)        (17,016)       (6,554)       (5,750)
Gain on sale of assets                                1,361              --         1,361            --
                                                -----------     -----------   -----------   -----------
Income before income taxes                           38,748          29,893        12,585         5,772
Income taxes                                         17,730          13,754         5,695         2,895
                                                -----------     -----------   -----------   -----------
Net income                                      $    21,018     $    16,139   $     6,890   $     2,877
                                                ===========     ===========   ===========   ===========

Earnings per share                                    $1.46           $1.12         $0.48         $0.20
                                                ===========     ===========   ===========   ===========

Weighted average shares outstanding              14,435,530      14,423,886    14,496,604    14,322,372
                                                ===========     ===========   ===========   ===========

See accompanying notes.

                                 ACORDIA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                           NET
                                                                                       UNREALIZED
                                               COMMON STOCK                               GAINS
                                          ---------------------   ADDITIONAL             (LOSSES)
                                          NUMBER OF               PAID-IN     STOCK        ON       RETAINED
                                            SHARES    PAR VALUE   CAPITAL    WARRANTS  SECURITIES   EARNINGS
                                          ----------  ---------   ---------  --------  ----------   --------
Balance at January 1, 1995                13,871,331    $13,871     $69,840   $10,000     $(1,823)  $102,142
    Issuance of stock for Company
         plans                                90,410         91       2,233        --          --         --
    Net income                                    --         --          --        --          --     23,582
    Dividends paid ($0.72 per share)              --         --          --        --          --    (10,044)
    Decrease in net unrealized losses
         on securities available-for-
         sale, less taxes of $230                 --         --          --        --       2,183         --
                                          ----------  ---------   ---------  --------  ----------   --------
Balance at December 31, 1995              13,961,741     13,962      72,073    10,000         360    115,680
    Issuance of stock for Company
         plans                                98,482         98       2,205        --          --         --
    Net income                                    --         --          --        --          --     21,018
    Dividends paid ($0.60 per share)              --         --          --        --          --     (8,417)
    Decrease in net unrealized gains
         on securities available-for-
         sale, less taxes of $230                 --         --          --        --        (516)        --
                                          ----------  ---------   ---------  --------  ----------   --------
Balance at September 30, 1996 -
 (unaudited)                              14,060,223    $14,060     $74,278   $10,000     $  (156)  $128,281
                                          ==========  =========   =========  ========  ==========   ========

See accompanying notes.

                                 ACORDIA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                                1996       1995
                                                              --------   --------
OPERATING ACTIVITIES:
Net income                                                    $ 21,018   $ 16,139
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                           30,466     26,244
        Deferred income taxes                                   (6,267)    (3,028)
        Gain on sale of assets                                  (1,361)        --
        Losses on receivables                                      999        788
        Loss on sale of furniture  and equipment                    82        109
        Changes in operating assets and liabilities,
           net of effect of purchases of subsidiaries:
                Premiums receivable                             60,364      8,055
                Accounts receivable                            (13,030)     7,644
                Accrued investment income                         (465)       299
                Other assets                                    (1,894)    (3,438)
                Premiums due insurance companies               (55,375)   (20,538)
                Accounts payable and accrued liabilities           (25)   (13,749)
                Income taxes payable                             1,248     (7,533)
                                                              --------   --------
Net cash provided by operating  activities                      35,760     10,992

INVESTING ACTIVITIES:
Furniture, equipment and leasehold improvement additions       (17,289)   (15,865)
Proceeds from sales of furniture and equipment                   1,540      5,405
Purchases of subsidiaries, net of cash
 acquired and cash escrow                                      (15,111)   (18,536)
                                                              --------   --------
Net cash used in investing activities                          (30,860)   (28,996)

FINANCING ACTIVITIES:
Proceeds from borrowings                                        14,000     24,501
Payments on borrowings                                         (13,757)    (9,684)
Issuance of stock for Company plans                              2,303      2,208
Dividends paid                                                  (8,417)    (7,530)
                                                              --------   --------
Net cash (used in) provided by financing activities             (5,871)     9,495
                                                              --------   --------
Net decrease in cash and cash equivalents                         (971)    (8,509)
Cash and cash equivalents at beginning of period                11,160     13,374
                                                              --------   --------
Cash and cash equivalents at end of period                    $ 10,189   $  4,865
                                                              ========   ========

See accompanying notes.

                                 ACORDIA, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                     SEPTEMBER 30, 1996

NOTE 1   --  BASIS OF PRESENTATION
----------------------------------

The accompanying unaudited consolidated financial statements of Acordia, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2   --  NEW ACCOUNTING STANDARD
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

NOTE 3   --  ACQUISITIONS
-------------------------

During the first nine months of 1996, the Company made acquisitions at an aggregate cost, including future contingent payments, of approximately $40.1 million. The excess of the total acquisition cost over the net assets acquired of approximately $44.9 million was assigned to goodwill and other intangible assets. At September 30, 1996, the cash escrow represents funds on deposit to fund future obligations related to prior acquisitions.

All of these acquisitions have been accounted for as purchases, and the net assets and results of operations are included in the Company's consolidated financial statements from the respective purchase dates.

NOTE 4   --  RELATED PARTIES
----------------------------

In October 1995, Anthem Insurance Companies, Inc. ("Anthem") Board of Directors authorized the purchase of up to one million shares of the Company's common stock. Purchases are made from time to time in the open market at prevailing prices or in privately negotiated transactions. Since October 1995, Anthem has purchased 481,500 shares of the Company's stock resulting in Anthem's ownership increasing to 62% as of September 30, 1996. Approximately 43% of the Company's revenues during the nine months ended September 30, 1996 are related to insurance products placed with Anthem and its wholly owned insurance affiliates.

During October 1995 and March 1996, the Company entered into additional agreements with Anthem and its affiliates to perform certain marketing services in connection with Anthem's insurance products in select geographic and demographic markets.


NOTE 5   --  CONTINGENCIES
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
---------------------------------------------

Operating profit for the nine months ended September 30, 1996, was $64.0 million, an increase of 20 percent over operating profit of $53.2 million for the comparable period in 1995. Net income for the nine months ended September 30, 1996, was $21.0 million, an increase of 30 percent over net income of $16.1 million for the comparable period in 1995. Total stockholders' equity was $226.5 million at September 30, 1996, compared to $212.1 million at December 31, 1995.

REVENUES

Total revenues for the nine months ended September 30, 1996, were $490.0 million, an increase of 22% over revenues of $403.1 million for the comparable period in 1995.

Total related party revenues were $212.2 million and $170.2 million for the nine months ended September 30, 1996 and 1995, respectively.

Commissions and Fees

Commissions and fees for the nine months ended September 30, 1996 were $482.6 million, an increase of 22% over commissions and fees of $396.3 million for the comparable period in 1995. New acquisitions accounted for approximately $32.9 million of the increase. New business derived from Anthem accounted for approximately $42.0 million of the increase. The remaining increase of $11.4 million resulted primarily from net new business and growth in contingent commissions from unaffiliated carriers.

Investment Income

Investment income and net realized investment gains, in aggregate, were $5.0 million and $5.3 million for the nine months ended September 30, 1996 and 1995, respectively. Investment income consists primarily of interest earned on premiums and claims collected and held prior to being remitted to insurers and clients. Such funds are held in a fiduciary capacity. Net investment yield was approximately 5.0% and 5.5% for the nine months ended September 30, 1996 and 1995, respectively.

Other Revenues

Other revenues include revenues from consulting services, gains and losses on the sale of fixed assets and other miscellaneous items. Such revenues were $2.4 million and $1.5 million for the nine months ended September 30, 1996 and 1995, respectively.

EXPENSES
--------

Total operating expenses for the nine months ended September 30, 1996, were $426.0 million, an increase of 22% over operating expenses of $349.9 million for
the comparable period in 1995.   The majority of the increase was due to new
acquisitions and expansion of existing operations.

Reimbursements to Anthem pursuant to an intercompany services agreement were $68.7 million and $35.4 million for the nine months ended September 30, 1996 and 1995, respectively. Of the increase, $10.8 million is related to transition employees currently being leased from Anthem. In 1997, these employees will become employees of the Company and the salaries and benefits of these employees will be paid by the Company. In 1996, the Company converted from a self-insured health plan to an insured plan where Anthem is the insurer. Premiums paid to Anthem year-to-date totaled $10.2 million at September 30, 1996. The remaining increase of $12.3 is primarily due to expenses associated with new marketing agreements with Anthem.

Employee Compensation and Benefits

Employee compensation and benefits costs for the nine months ended September 30, 1996, were $269.3 million, an increase of 23% over employee compensation and benefits of $218.4 million for the comparable period in 1995. New acquisitions accounted for approximately $30.9 million of the increase. The remaining increase of $20.0 million was principally due to the expansion of existing operations.

Other Operating Expenses

Other operating expenses for the nine months ended September 30, 1996, were $156.7 million, an increase of 19% over other operating expenses of $131.5 million for the comparable period in 1995. New acquisitions accounted for the majority of this increase with the remaining costs associated with the expansion of existing operations.

Interest Expense and Amortization of Goodwill and Other Intangible Assets

Interest expense for the nine months ended September 30, 1996 and 1995, respectively, was $7.4 million and $6.3 million. Interest expense increased due to additional borrowings under the revolving credit agreement. These borrowings were used to finance acquisitions and the general needs of the Company.

Acquisitions made subsequent to September 30, 1995, resulted in additional goodwill and other intangible assets. Such increases, less the effect of certain assets being fully amortized, caused amortization expense to increase to $19.2 million for the nine months ended September 30, 1996 compared to $17.0 million in the comparable period in 1995.

Income Taxes

The Company's effective income tax rates for the nine months ended September 30, 1996 and 1995, were 45.8% and 46.0%, respectively. Income taxes include both federal and state income taxes. The effective tax rates are higher than the U.S. statutory rate of 35 percent primarily due to U.S. state and local income taxes and to the non-deductibility of certain expenses, including meals and entertainment and amortization of goodwill and other intangible assets related to prior and current year acquisitions.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
----------------------------------------------

Operating profit for the three months ended September 30, 1996, was $20.4 million, an increase of 50 percent over operating profit of $13.6 million for the comparable period in 1995. Net income for the three months ended September 30, 1996, was $6.9 million, an increase of 138 percent over net income of $2.9 million for the comparable period in 1995. Total stockholders' equity was $226.5 million at September 30, 1996, compared to $222.0 million at June 30, 1996.

REVENUES

Total revenues for the three months ended September 30, 1996, were $162.4 million, an increase of 19% over revenues of $137.0 million for the comparable period in 1995.

Total related party revenues were $71.7 million and $60.4 million for the three months ended September 30, 1996 and 1995, respectively.

Commissions and Fees

Commissions and fees for the three months ended September 30, 1996 were $159.9 million, an increase of 19% over commissions and fees of $134.7 million for the comparable period in 1995. New acquisitions accounted for approximately $13.1 million of the increase. New business derived from Anthem accounted for approximately $11.3 million of the increase. The remaining increase of approximately $0.8 million resulted primarily from net new business.


Investment Income

Investment income and net realized investment gains, in aggregate, were $1.7 million and $1.6 million for the three months ended September 30, 1996 and 1995, respectively. Investment income consists primarily of interest earned on premiums and claims collected and held prior to being remitted to insurers and clients. Such funds are held in a fiduciary capacity.


Other Revenues

Other revenues include revenues from consulting services, gains and losses on the sale of fixed assets and other miscellaneous items. Such revenues were $0.8 million and $0.6 million for the three months ended September 30, 1996 and 1995, respectively.

EXPENSES
--------

Total operating expenses for the three months ended September 30, 1996, were $142.0 million, an increase of 15% over operating expenses of $123.4 million for
the comparable period in 1995.   The majority of the increase was due to new
acquisitions and expansion of existing operations.

Reimbursement to Anthem pursuant to an intercompany services agreement were $30.8 million and $12.6 million for the three months ended September 30, 1996 and 1995, respectively. Of the increase, $7.5 million is related to transition employees currently being leased from Anthem. In 1997, these employees will become employees of the Company and the salaries and benefits of these employees will be paid by the Company. In 1996, the Company converted from a self-insured health plan to an insured plan where

Anthem is the insurer. Premiums paid to Anthem totaled $6.1 million for the three months ended September 30, 1996. The remaining increase of $4.6 is primarily due to expenses associated with new marketing agreements with Anthem.

Employee Compensation and Benefits

Employee compensation and benefits costs for the three months ended September 30, 1996, were $90.3 million, an increase of 20%, over employee compensation and benefits of $75.5 million for the comparable period in 1995. New acquisitions accounted for approximately $8.8 million of the increase. The remaining increase of $6.0 million was principally due to the expansion of existing operations.

Other Operating Expenses

Other operating expenses for the three months ended September 30, 1996, were $51.8 million, an increase of 8% over other operating expenses of $47.9 million for the comparable period in 1995. New acquisitions accounted for the majority of this increase with the remaining costs associated with the expansion of existing operations.

Interest Expense and Amortization of Goodwill and Other Intangible Assets

Interest expense for the three months ended September 30, 1996 and 1995, respectively, was $2.6 million and $2.1 million. Interest expense increased due to additional borrowings under the revolving credit agreement. These borrowings were used to finance acquisitions and the general needs of the Company.

Acquisitions, less the effect of certain assets being fully amortized, caused amortization expense to increase to $6.6 million for the three months ended September 30, 1996 compared to $5.8 million for the comparable period in 1995.

Income Taxes

The Company's effective income tax rates for the three months ended September 30, 1996 and 1995, were 45.3% and 50.2%, respectively. Income taxes include both federal and state income taxes. The effective tax rates are higher than the U.S. statutory rate of 35 percent primarily due to U.S. state and local income taxes and to the non-deductibility of certain expenses, including entertainment and amortization of goodwill and other intangible assets related to prior and current year acquisitions.


FINANCIAL CONDITION
-------------------

During 1996, cash flow generated from operations and funds available under the revolving credit agreement were sufficient to fund the operating and capital expenditure requirements of the Company. The Company's business is not capital intensive. The Company anticipates that cash flow from operations and, if necessary, borrowings under its existing credit agreement will be sufficient to fund the liquidity needs of the Company. Cash generated from operating activities was $35.8 million and $12.4 for the nine months ended September 30, 1996 and 1995, respectively.

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

As of September 30, 1996, long-term debt, excluding the current portion due, totaled $146.6 million, which compares to $131.6 million at December 31, 1995. Borrowings under the revolving credit agreement were $132.0 million at September 30, 1996 and $118.0 million at December 31, 1995.

Capital expenditures were $17.3 million and $16.0 million for the nine months ended September 30, 1996 and 1995, respectively. The increase primarily resulted from additional leasehold improvements made as a result of certain existing company offices expanding into additional space.

Net cash flow from financing activities totaled ($5.9 million) and $9.5 million for the nine months ended September 30, 1996 and 1995, respectively.

On January 31, 1996, the Board of Directors increased the quarterly dividend by 11% to $0.20 per share of common stock. The dividend had previously been increased by 20% to $0.18 per share of common stock on February 6, 1995. The Company intends to continue to pay quarterly dividends.

Other long-term liabilities primarily consist of future payments relating to contractual agreements negotiated with the previous owners of acquired businesses, deferred lease incentives and other liabilities not due within one year including liabilities relating to the Company's retirement and employee benefit plans. The future contingent payments to the previous owners of acquired businesses are generally based upon the amount of net commission income generated from the books of business acquired. These amounts were $8.3 million and $19.8 million at September 30, 1996 and December 31, 1995, respectively.


OUTLOOK
-------

In 1995, the Company and Anthem, as a part of their continuing strategic initiatives, began a project with the assistance of an outside consultant to look at ways to reduce their administrative expenses. The Company believes that the probable long-term outcome of this effort will be to reduce administrative costs through the introduction of enabling technology in the Company's core healthcare administrative processes, the consolidation of processing sites, the increased use of automation in the Company's property and casualty brokerage business and the outsourcing or elimination of non value-added services (mail rooms, data entry, etc.). The Company and Anthem believe that these changes and improved efficiencies will be necessary in order for the Company's products to remain competitive over the next several years.

Since its inception in 1989, the Company has derived a substantial, although declining, percentage of its revenues and profits from providing marketing and administrative services for or on behalf of Anthem and its affiliates. Many administrative functions are those related to claims processing. Due to market driven pressures, over time the claims processing function will become more standardized and automated and be less of a differentiating, value added service for the Company's clients. In anticipation of these changes, the Company has initiated plans to improve efficiencies and consolidate certain of these functions. As a part of these efforts to improve efficiencies and consolidate functions, the Company and Anthem have announced their intent for their relationship to evolve so that the Company's relationship with Anthem is principally as a sales, marketing and customer service arm with less involvement in underwriting management and claims processing.

Specifically, Anthem and the Company have agreed that the Company will assume virtually all of the existing wholesale marketing or distribution functions for Anthem products nationwide while Anthem will reassume and consolidate certain administrative functions currently being performed by the Company outside of the midwest region. The revenue and profits from these new arrangements with Anthem are expected to at least offset the lost profits from Anthem reassuming certain administrative functions.

While Anthem's recent merger activity provides an opportunity to the Company over the long-term, no assurances can be given with respect to the likelihood or financial or business effect of these mergers. The Company will need to work hard and diligently to market its distribution capabilities and then provide workable and cost effective plans to transition from existing distribution channels.

In October 1995, Anthem's Board of Directors authorized the purchase of up to one million shares of the Company's common stock. Purchases are made from time to time in the open market at prevailing prices or in privately negotiated transactions. Since October 1995, Anthem has purchased 481,500 shares of the Company's common stock resulting in Anthem's ownership increasing to 62% as of September 30, 1996. Approximately 43% of the Company's revenues during the nine months ended September 30, 1996 are related to insurance products placed with Anthem and its wholly owned insurance affiliates.

In July 1995, the State of Kentucky legislature passed a comprehensive health care reform bill. The new legislation, which was effective January 1, 1996, created a statewide voluntary health care purchasing alliance (the "Alliance") and guaranteed that every Kentucky resident had access to health care benefits. Membership in the Alliance is mandatory for state workers, public school employees, and voluntary for employees of state universities, counties and cities. The company is a third party administrator for Anthem products offered through the Alliance. Certain aspects of this legislation may result in increased revenue for the company's group health self-insured products while possibly lowering the revenues generated from the sale of small group and individual health products. There can be no assurances that the legislation will not have an adverse impact on the Company's business in the State of Kentucky.

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

Softness in the property and casualty insurance market and uncertainty about the effects of national and state health care reform initiatives continue. The underwriting capacity of property and casualty insurance companies has continued to expand, increasing competition and decreasing premium rates, thereby reducing related commissions and fees. Many states where the Company does business have already initiated various healthcare reforms, and many more are considering them. In these states and elsewhere, the Company has joined with providers and has developed information systems to manage costs and is providing clients with managed care products, services and advice.

The statements under "Outlook" and the other statements which are not historical facts are forward looking. Such statements involve a number of risks and uncertainties. While the statements represent the Company's current judgment as to the near term future of its business, such risks and uncertainties could cause actual results to differ from the above statements. Factors which could cause actual results to differ include the following: the Company's relationship with Anthem, the effect of economic conditions, cyclicality of property and casualty and health insurance markets, the impact of competitive products and pricing, product development, technological difficulties, the results of financing efforts, the effect of the Company's accounting policies, unanticipated regulatory changes and other risks.

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

On April 17, 1996, National Benefits Consultants, LLC ("plaintiff") filed suit in California Superior Court against one of the Company's operating subsidiaries, as well as Anthem. The suit alleged breach of an engagement letter allegedly entered into among the parties. Plaintiff sought actual damages in excess of $100 million, as well as additional unspecified damages and punitive damages. The suit has been settled on terms which involve no cost to the Company. The parties merely agreed to the performance of some of the services at issue in the case. The settlement agreement includes mutual releases of liability for all parties.


Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit (11) -  Computation of earnings per share

During the third quarter of the fiscal year covered by this report, no report on Form 8-K was filed.

                                    SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



   ACORDIA, INC.
   (Registrant)


Date:     9/13/96                         /s/ Keith A. Maib
----------------------------------------  -----------------------------------
                                          Keith A. Maib
                                          Executive Vice President and
                                          Chief Financial Officer