Form 10-K405
period 1996-12-31
ACORDIA INC /DE/
filed 1997-03-28
CIK 863881

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM                  TO

                        COMMISSION FILE NUMBER 1-11446
                                 ACORDIA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                   31-1278880
      (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)
                                  120 MONUMENT CIRCLE
                              INDIANAPOLIS, INDIANA 46204
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                                    (317) 488-6666
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
              SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
        COMMON STOCK, $1 PAR VALUE                    NEW YORK STOCK EXCHANGE
           (TITLE OF EACH CLASS)            (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 1997, was $137,985,600.

  The number of shares of Common Stock, $1 par value, outstanding as of March 1, 1997, was 13,005,106.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement are incorporated by reference into Part III of this Report.

               PAGE 1 OF 46 PAGES; EXHIBIT INDEX IS ON PAGE 15.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 ACORDIA, INC.

                                     INDEX

                                                                                                 PAGE
                                                                                                 ----
                                               PART I
Item  1.  Business..............................................................................   3
Item  2.  Properties............................................................................   6
Item  3.  Legal Proceedings.....................................................................   6
Item  4.  Submission of Matters to a Vote of Security Holders...................................   6
                                              PART II
Item  5.  Market for Registrant's Common Stock and Related Stockholder Matters..................   7
Item  6.  Selected Financial Data...............................................................   7
Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.   7
Item  8.  Financial Statements and Supplementary Data...........................................  13
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  13
                                              PART III
Item 10.  Directors and Executive Officers of the Registrant....................................  13
Item 11.  Executive Compensation................................................................  14
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  14
Item 13.  Certain Relationship and Related Transactions.........................................  14
                                              PART IV
Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.....................  15

                                    PART 1

ITEM 1. BUSINESS

 General

  Acordia, Inc. (the "Company"), incorporated in 1989, is a holding company for a nation-wide network of operating business units (each, an "Acordia company") engaged in providing insurance broking, risk management consulting, managed health care integration and administration, workers compensation administration, underwriting management and employee benefits consulting services to government, not-for-profit and private sector employers, groups, trusts and associations, and individual consumers. The Company offers to its customers, as broker or agent, a range of products tailored to the specific needs of their particular business which may include health related products (including indemnity insurance, employee benefit programs, and third-party administration), managed care programs, property and casualty insurance, life and disability insurance, and other select financial services.

  The Company derived approximately 44% of its revenues for the year ended December 31, 1996 from the sale and administration of life and health insurance products underwritten by Anthem Insurance Companies, Inc. ("Anthem") or affiliated insurers. As of March 1, 1997, Anthem owned 8,693,056, or 66.8%, of the Company's outstanding common stock.

  For a discussion of the possible reorganization of the Company's health business, and the possible sale of the Company's non-Anthem related brokerage operations, see ("MD&A--Outlook").

 Insurance Broking

  As an insurance broker or agent, the Company derives commission or fee income for the placement of insurance with an insurance carrier for a client. The Company acts as a broker in procuring contracts of insurance (primarily property and casualty) on behalf of insureds. The Company also acts as an agent on behalf of insurers and other intermediaries in soliciting, negotiating and effecting contracts of insurance.

  As compensation for its broker and agent services, the Company receives commissions based upon a percentage of premiums and contingent commissions based upon the volume of business placed and underwriting profits derived over a given period of time by the insurance carrier from the business placed by the Company. Such commission rates vary substantially within the insurance industry. Commissions depend upon a number of factors, including the type of insurance, the amount of the premium, the capacity in which the Company acts and the scope of the services it renders to its clients.

 Claims Administration and Underwriting Management

  The Company provides claims administration services to Anthem and its affiliated insurers and, to a lesser degree, self-insured employers' and non-affiliated insurance companies. The major elements of claims administration services are investigation to determine the origin of the loss; evaluation of the extent and value of the loss incurred; the coverage in place; liability of the parties involved; disposition or resolution of the claim; and the management, coordination and supervision of all parties involved in the claims settlement process. As compensation for its claims administration services, the Company generally receives fees based on a percentage of related premium, or on a per capita basis. As part of its management of the claims settlement process and its participation in the resolution of a claim, the Company may become a party to litigation incidental to a disputed claim. The Company does not believe that any individual item of claims litigation, or group of similar items of claims litigation, is likely to result in judgments for amounts material to the business or financial condition of the Company.

  As an underwriting manager, the Company helps develop insurance products, provides risk analysis, establishes applicable premiums for insurance business within certain parameters, determines appropriate benefit and funding levels, establishes appropriate conditions of sale, and conducts loss control and cost studies. The Company generally is compensated by the insurance carrier or the insured on a fee basis when providing consulting and advisory services with respect to risk and underwriting management programs. Although the underwriting authority granted by the insurer enables the Company to bind the insurer to particular risks, the insurer remains exclusively liable for the underwriting risk related to the underwriting decisions of the Acordia company.

  Since the Company's inception, its services as a health care claims administrator and underwriting manager have been primarily provided to Anthem and its affiliated insurers. Because of intensifying competitive pressures on Anthem and the need to reduce the administrative cost associated with the health care business, Anthem and the Company began efforts in 1996 to change the nature of the Company's services for Anthem. The Company is now less involved as a claim administrator for Anthem and Anthem has reassumed the underwriting management function historically performed by the Company.

BUSINESS STRATEGY

  The Company's strategy is to develop operating business units that focus on selected market segments in primarily mid-sized cities generally defined by geographic location or consumer demographics. The Company believes that it will be able to expand the Company's market penetration and profitability by continuing to implement the following strategies:

  . ""Mid-Market"--While the Company works with clients of all sizes and in all industries, its strategic goal is to be one of the largest full-service insurance brokers to mid-market companies in each area where it operates.

  . ""Product Customization"--Customize products for the specialized needs of each particular geographic, industrial or demographic segment.

  . ""Mid-Sized Cities"--While the Company has business in cities of all sizes, its primary marketing efforts are focused in mid-sized cities where the Company believes its major competitors do not have a dominant presence.

  . ""Management System"--Create a network of entrepreneurial operating business units with few layers of management and with local Boards of Directors comprised principally of business leaders in the community who are non-employees of the Company.

  . ""Executive Talent"--Seek exceptional executive management personnel who desire the opportunity for independent leadership and economic incentives based upon performance, with support from the Company and the national network of Acordia companies.

  . ""Incentive Compensation"--Management incentive compensation is a significant component of total compensation and is linked to financial performance and the accomplishment of strategic objectives, including revenue growth, product diversification, customer retention and profitability of business placed with affiliated insurers.

  The Company has grown through the acquisition of insurance brokerage companies and third-party administrators, through the creation of new Acordia companies and through the expansion of existing Acordia companies. The Company acquired the Robinson-Conner, Inc. property and casualty insurance brokerage operations ("Robinson-Conner") in 1991 and substantially all of the American Business Insurance, Inc. property and casualty insurance brokerage operations ("ABI") in 1993, as well as a number of smaller companies engaged in various aspects of the Company's business. In 1994, the Company acquired Pettit-Morry, Co., a Seattle, Washington based brokerage company specializing in property and casualty insurance, as well as a number of smaller brokerage operations. In 1995, the Company acquired substantially all of the insurance brokerage operations of Bain Hogg Robinson, Inc. ("BHR"), McElroy-Minister Inc., a Columbus, Ohio based broker and administrator, and several other smaller brokerage and administration companies. In 1996, the

Company acquired Flat Top Insurance Agency, a West Virginia based broker, Reager-Harris, a Kentucky based broker, Rothschild, Bell & Walseth, a Minnesota based broker, and several other smaller brokerage companies. The Company intends to continue to expand by growing existing Acordia companies through internal growth and the acquisition and integration of insurance brokerage businesses. In February 1997, the Company acquired Dorsey Insurance Group, a West Palm Beach, Florida based broker. In January 1997, the Company acquired Bush Cotton Insurance Agency, a Seattle, Washington based broker. In March 1997, the Company acquired Simons & Rose Insurance Agency, a Miami, Florida based broker. The Company will continue to conduct searches and hold preliminary discussions in pursuit of its expansion strategy, but no material acquisitions are currently the subject of negotiations. No assurances can be given with respect to the likelihood, or financial or business effect, of any possible future acquisition.

  In furtherance of the Company's growth strategy, during 1994, the Company entered into agreements with Southeastern Group, Inc., ("Southeastern") to perform certain marketing, management and administrative services in connection with Southeastern's insurance products in Kentucky, including performance of management and administrative responsibility for Alternative Health Delivery Systems, Inc., an HMO partially owned and previously managed by Southeastern. Southeastern has been an affiliate of the Company since Southeastern's merger with Anthem in 1993. In October 1995, the Company entered into agreements with Community Insurance Company ("CIC") and affiliates to perform certain marketing and customer service functions in connection with CIC's insurance products in Ohio. CIC has been an affiliate of the Company since the merger of CIC's parent company with Anthem in October 1995. In 1996, the Company entered into additional agreements with CIC and affiliates to perform certain marketing and administrative services in connection with CIC's insurance products in other geographic and select demographic markets.

REGULATION

  The activities of the Company related to insurance broking, agency services and third-party administration are subject to licensing and regulation by the jurisdictions in which it conducts such activities. In addition to regulatory requirements applicable to the Company's subsidiaries, most jurisdictions require that certain individuals engaging in broking and certain agency activities be personally licensed. As a result, a number of the Company's employees are so licensed. The Company's operations depend on the validity of and its continued good standing under the licenses and approvals pursuant to which it operates. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities, and generally such authorities are vested with relatively broad discretion as to the granting, renewing, and revoking of licenses and approvals.

  Additionally, legislation in various jurisdictions regulates insurance carriers and the products they may offer. Such legislation may indirectly affect the Company's business as a result of compliance therewith by insurance carriers with which the Company conducts business. With respect to health care reform, some states where the Company does business already have initiatives in place, and others are considering them. The Company is unaware of any current recommendations by regulatory authorities, except for health care reform, that could have a material effect on its results of operations (see "MD&A--Outlook").

COMPETITION

  The insurance broking and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals who actively compete with the Company in every area of its business. The Company competes directly with national insurance companies that market and/or administer their own products, with independent agencies, brokers, and third-party administrators, as well as with entities which self insure or sponsor other programs. The Company seeks to compete by specializing in specific market segments, developing specialty products for those markets, and maintaining relationships with consumers by providing personal service normally associated with local businesses, together with the expertise, flexibility, and diversity of products that can only be provided by a large broker.

  The Company's claims administration operations compete with independent claims administration firms and with similar operations conducted by subsidiaries of large insurance companies and insurance brokerage companies.

EMPLOYEES

  At December 31, 1996, the Company and its subsidiaries employed 6,910 persons. Based upon annual employee surveys, the Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

  The Company's executive offices are located at 120 Monument Circle, Indianapolis, Indiana. Since 1991, the Company has sub-leased its executive offices at 120 Monument Circle in Indianapolis from Anthem pursuant to a sub-lease agreement. Each of the Acordia companies leases office space, primarily from unaffiliated lessors, for terms ranging from five to ten years. Rent expense under these operating lease agreements totaled $24.8 million for the year ended December 31, 1996. Certain of these leases for office space have options permitting renewals for additional periods. The Company expects that in the normal course of business most leases will be renewed or replaced by other leases. See Note 8 of the Notes to Consolidated Financial Statements for information with respect to the Company's rental commitments for office space, automobiles and various office equipment at December 31, 1996.

ITEM 3. LEGAL PROCEEDINGS

  The Company and its subsidiaries are parties to various lawsuits that have arisen in the normal course of business. In the opinion of management, none of these proceedings, either individually or in the aggregate, if determined adversely to the Company or any of its subsidiaries, would have a material adverse effect on the Company and its subsidiaries or their ability to carry on their business as currently conducted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of the fiscal year covered by this report no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is listed on the New York Stock Exchange, trading under the symbol "ACO." The following table sets forth information as to the price range of the Company's common stock for the two years ended December 31, 1996, and the dividends declared per share for such period. The table reflects the range of high and low sales prices as reported on the Consolidated Transaction Reporting System for securities listed on the New York Stock Exchange.

  Common Stock Market Prices and Dividends:

                                                                       DIVIDENDS
                                                                       DECLARED
   QUARTER ENDED                                          HIGH   LOW   PER SHARE
   -------------                                          ----  ------ ---------
   December 31, 1994.................................... 33 1/2 27 1/8   $0.15
   March 31, 1995....................................... 34 1/2 31 3/8    0.18
   June 30, 1995........................................ 33 1/8 30        0.18
   September 30, 1995................................... 32 1/8 26        0.18
   December 31, 1995.................................... 29 7/8 23 1/2    0.18
   March 31, 1996....................................... 31 3/4 27 3/4    0.20
   June 30, 1996........................................ 33 3/4 30 7/8    0.20
   September 30, 1996................................... 33 5/8 30 1/8    0.20
   December 31, 1996.................................... 30 3/4 28        0.20

  As of March 10, 1997, there were 450 record holders of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     (in thousands, except per share data)

                                     1996     1995     1994     1993     1992
                                   -------- -------- -------- -------- --------
   Revenues....................... $660,950 $555,064 $412,203 $257,796 $207,219
   Operating income...............   87,928   75,400   72,261   54,739   40,006
   Net income.....................   29,888   23,582   28,786   25,565   20,238
   Earnings per share.............     2.09     1.64     2.04     1.92     1.53
   Total assets...................  745,562  736,451  594,849  460,318  226,894
   Long-term debt.................  136,167  131,551   97,095   37,649    1,840
   Other long-term liabilities....   49,215   34,238   17,405   14,311    1,410
   Stockholders' equity...........  202,399  212,075  194,030  175,250  124,803
   Weighted average shares
    outstanding...................   14,324   14,379   14,140   13,300   13,244
   Cash dividends per common
    share.........................     0.80     0.72     0.60     0.42     0.09

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Operating profit for 1996 increased 17% to $87.9 million from $75.4 million in 1995. Operating profit for 1995 increased 4% to $75.4 million from $72.3 million in 1994. Net income for 1996 increased 27% to $29.9 million from $23.6 million in 1995. Net income for 1995 decreased 18% to $23.6 million from $28.8 million in 1994.

REVENUES

  Total revenues for 1996 increased 19% to $661 million from $555.1 million in 1995. For 1995, total revenues increased 35% to $555.1 million from $412.2 million in 1994. Growth through acquisitions has been a key component of the Company's strategic plan to broaden its product offerings and geographic scope. The Company made seven significant acquisitions (defined as acquisitions with a potential purchase price, including contingent payments, in excess of $1 million) in each of 1996 and 1995 and three significant acquisitions in 1994. In addition, three significant acquisitions have been made in the first quarter of 1997.

  Total related party (Anthem) revenues were $291 million, $233.1 million, and $175.6 million for 1996, 1995 and 1994, respectively.

 Commissions and Fees

  Commissions and fees for 1996 increased 19% to $650.8 million from $545.6 million in 1995. New acquisitions accounted for approximately $51.5 million of the increase. The remaining increase of approximately $53.7 million resulted primarily from net new business, the establishment of new business relationships with CIC and the assumption of the administration operation for Anthem's Indiana HMO. CIC has been an affiliate of the Company since its merger with Anthem, the Company's parent, in 1995.

  Commissions and fees for 1995 increased 35% to $545.6 million from $404.7 million in 1994. Significant acquisitions made in 1995, primarily the operations purchased from Bain Hogg Robinson, Inc. ("BHR"), accounted for approximately $74 million of the increase. In 1995, the new business relationships with Southeastern resulted in commissions and fees of approximately $52.4 million. The remaining increase of approximately $14.5 million resulted primarily from net new business. Southeastern has been an affiliate of the Company since its merger with Anthem in 1993.

  In the fourth quarter of 1995, the Company terminated its relationship with an independent insurance agency and wrote-off commissions advanced to this agency. The net impact to this action reduced net income by $0.7 million. The Company is pursuing recovery of these funds through various channels, although no assurances can be given concerning the likelihood or financial impact of any possible recovery.

  In 1996, the percentage of the Company's commissions and fees derived from property and casualty insurance brokerage business declined primarily due to the Company's new business relationships with CIC and the assumption of the administrative operations for Anthem's Indiana HMO. The increase in the property and casualty business percentage from 1994 to 1995 was primarily attributable to acquisitions. The following table sets forth the Company's principal classes of products sold for the three years ended December 31, 1996, 1995 and 1994 as a percentage of commissions and fees:

   YEAR ENDED DECEMBER 31,                                 1996   1995   1994
   -----------------------                                 -----  -----  -----
   Health.................................................  60.6%  58.8%  59.2%
   Property and casualty..................................  33.3   36.2   34.8
   Life...................................................   6.1    5.0    6.0
                                                           -----  -----  -----
                                                           100.0% 100.0% 100.0%
                                                           =====  =====  =====

  Commissions and fees from affiliated entities were $291 million, $233.1 million, and $175.6 million in 1996, 1995 and 1994, respectively. The net increase in 1996 was primarily attributable to the new business relationships established with CIC and the assumption of the administration operation for Anthem's Indiana HMO. The net increase in 1995 was primarily attributable to the new business relationships established with Southeastern.

 Investment Income

  Investment income and net realized investment gains totaled $6.9 million, $7.3 million, and $5.7 million in 1996, 1995 and 1994, respectively. Investment income consists primarily of interest earned on premiums and claims collected and held prior to being remitted to insurers and clients. Such funds are held in a fiduciary capacity. The decrease in 1996 was primarily due to a decrease in the net investment yield during 1996. The increase in 1995 was due to higher invested assets and an increase in the net investment yield during 1995.

  Net realized investment gains were $0.3 million, $1.0 million, and $1.0 million in 1996, 1995, and 1994, respectively. Net investment yield was approximately 5%, 5.5%, and 5% in 1996, 1995 and 1994, respectively.

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," for investments held as of or acquired after January 1, 1994. The cumulative effect of adopting SFAS 115 at January 1, 1994 was to increase the carrying amount of debt securities and stockholders' equity by $2,714,000 and $1,655,000, respectively.

 Other Revenues

  Other revenues include revenues from marketing and consulting services, gains and losses on the sale of fixed assets and other miscellaneous items. Revenues from such sources increased 57% to $3.3 million in 1996 from $2.1 million in 1995. Other revenues increased 17% to $2.1 million in 1995 from $1.8 million in 1994.

EXPENSES

  Total operating expenses for 1996 increased 19% to $573 million from $479.7 million in 1995. The majority of the increase was due to new acquisitions and the expansion of existing operations. Total operating expenses for 1995 increased 41% to $479.7 million from $340 million in 1994. The majority of the increase was due to acquisitions, primarily the BHR operations.

  Reimbursements to Anthem or its affiliates pursuant to an intercompany services agreement were $95.4 million, $52.6 million, and $46.1 million for 1996, 1995 and 1994, respectively. Of the increase from 1995 to 1996, $18.9 million is due to the leasing of transition employees from Anthem. On January 1, 1997, these employees became employees of the Company and the salaries and benefits of these employees are now paid directly by the Company. Additionally, in 1996 the Company entered into a new agreement with Anthem, whereby the Company converted from a self-insured employee health plan to an insured plan where Anthem is the insurer. Premiums paid to Anthem totaled $16.1 million in 1996. The remaining increase is primarily due to expenses associated with new business relationships with Anthem or its affiliates.

  During the third and fourth quarters of 1994, approximately 640 former Southeastern employees became employees of the Company. Effective January 1, 1995, these employees were transferred to Company payrolls and benefit plans. Prior to January 1, 1995, the Company reimbursed Southeastern for expenses relating to those employees who remained on Southeastern's payroll and benefit plans. Reimbursement of salaries and benefits to Southeastern in 1994 was approximately $11.8 million.

 Employee Compensation and Benefits

  Employee compensation and benefits costs for 1996 increased 22% to $361.5 million from $296 million in 1995. New acquisitions accounted for approximately $35.9 million of the increase. The remaining increase of $29.6 was principally due to the expansion of existing operations, including the new agreements with Anthem.

  Employee compensation and benefits costs for 1995 increased 37% to $296 million from $215.3 million in 1994. Significant acquisitions made in 1995, primarily the BHR operations, accounted for approximately $46.9 million of the increase. The new business relationships with Southeastern accounted for approximately $23.3 million of the increase. The remaining increase of $10.5 million was principally due to the expansion of existing operations and increased pension costs.

 Other Operating Expenses

  Other operating expenses for 1996 increased 15% to $211.5 million from $183.6 million in 1995. New acquisitions accounted for the majority of this increase with the remaining costs associated with the expansion of existing operations, including the new business relationships with Anthem and its affiliates.

  Other operating expenses in 1995 increased 47% to $183.6 million from $124.7 million in 1994. New acquisitions accounted for the majority of this increase with the remaining costs associated with expanding into new territories and product lines. Selling expenses increased $4.7 million, systems costs increased $23.7 million, and rent expense increased approximately $10.8 million. The increase in systems costs was primarily due to transaction costs associated with the administration of the Southeastern business. Rent expenses increased primarily due to the acquisition of the BHR operations. Other miscellaneous expenses, which include travel, insurance, postage, telephone, supplies, administrative fees, etc., increased approximately $19.7 million, primarily attributable to acquisitions.

 Interest Expense and Amortization of Goodwill and Other Intangibles Assets

  Interest expense for the years ended December 31, 1996, 1995 and 1994, was $10.4 million, $8.5 million, and $3.3 million, respectively. Interest expense increased due to additional borrowings under the Company's revolving credit agreement. These borrowings were used to finance acquisitions and the general needs of the Company.

  Acquisitions during 1996 and 1995 resulted in an additional $54.4 million and $53.5 million, respectively, of goodwill and other intangible assets. Such increases caused amortization expense to increase to $25.7 million in 1996 from $23.2 million in 1995 and $17.8 million in 1994.

 Gain on Sale of Assets

  During 1996, certain subsidiaries or assets were sold for prices aggregating approximately $10,700,000. These sales resulted in a gross gain of approximately $4,135,000 of which approximately $1,346,000 has been deferred because it is contingent on future operations.

 Income Taxes

  The Company's effective income tax rate was 45.3% in 1996, 46% in 1995, and 43.8% in 1994. Income taxes include both federal and state income taxes. The decrease in the effective tax rate in 1996 from 1995 was due primarily to a reduction in the deferred state tax rate and the tax associated with non-deductible goodwill and other intangible assets related to prior and current year acquisitions which more than offset an increase in the state and local tax rate. The increase in the effective tax rate in 1995 from 1994 was due primarily to an increase in non-deductible goodwill and other intangible assets related to prior and current year acquisitions. An analysis of the effective income tax rates is presented in Note 7 of the Notes to Consolidated Financial Statements.

  Net operating loss carryforwards ("NOLs") of approximately $4.4 million are related to purchased subsidiaries. For financial reporting purposes, a valuation allowance of $4.3 million has been recognized to offset the deferred tax assets related to these carryforwards. When realized, the tax benefit will be accounted for as a reduction of goodwill.

FINANCIAL CONDITION

  The Company's operations are not capital intensive. The Company anticipates that cash flow from operations and, if necessary, borrowings under its existing credit agreement will be sufficient to fund the liquidity needs of the Company's operations for the foreseeable future. During 1996, cash flow generated from operations and funds available under the Company's revolving credit agreement were sufficient to fund the operating and capital expenditure requirements of the Company. Cash generated from operating activities was $55.9 million, $23.2 million, and $37 million in 1996, 1995 and 1994, respectively.

  The Company maintains a high quality investment portfolio consisting of securities which the Company believes to be readily marketable. There are no derivatives in the portfolio.

  The Company maintains a $150 million revolving credit agreement with a syndicate of banks. During 1996, the Company borrowed $6 million from this credit facility, principally to finance acquisitions and for other general corporate purposes. The revolving credit agreement matures in November 1998, and with the consent of the lenders it may be extended for an additional term of one year. The revolving credit agreement requires the Company to maintain certain financial ratios and comply with certain other covenants. Additionally, the cost of funds increases and decreases with the Company's debt leverage. The covenants do not restrict the payment of dividends. On November 18, 1996, the revolving credit agreement was amended to permit an additional $30.8 million of borrowings to fund the repurchase of 1,078,500 shares of the Company's common stock. This portion of the revolving credit agreement matures in November 1997.

  As of December 31, 1996, long-term debt, excluding the current portion due, totaled $136.2 million, which compares to $131.6 million at December 31, 1995. Borrowings under the revolving credit agreement were $124 million and $118 million at December 31, 1996 and 1995, respectively.

  Capital expenditures were $21 million, $20.7 million, and $12.5 million for 1996, 1995 and 1994, respectively. The increase from 1994 to 1995 primarily resulted from additional leasehold improvements made as a result of certain existing company offices expanding into additional space.

  Net cash flow (used in)/provided by financing activities totaled ($18.2) million and $22.7 million for the years ended December 31, 1996 and 1995, respectively.

  On January 31, 1996, the Board of Directors increased the quarterly dividend by 11% to $0.20 per share of common stock. The dividend had previously been increased by 20% to $0.18 per share of common stock on February 6, 1995. The Company intends to continue to pay quarterly dividends.

  Other long-term liabilities primarily consist of future payments relating to purchase agreements negotiated with the previous owners of acquired businesses, deferred lease incentives and other liabilities not due within one year including the Company's retirement and employee benefit plans. The future contingent payments to the previous owners of acquired businesses are generally based upon the amount of net commission income generated from the books of business acquired. These amounts were $22.1 million and $19.8 million at December 31, 1996 and 1995, respectively.

OUTLOOK

  In January 1997, the Company announced that its review of the 1997 business plan has led to a decision to undertake a strategic review to assess the changes occurring in the health care industry and the potential implication of those changes on the Company's relationship with Anthem. The Company has been informed by Anthem that Anthem is similarly undertaking its own strategic review, which includes an analysis of its business relationship with and investment in the Company. Anthem has retained Credit Suisse First Boston to assist Anthem in this analysis. Anthem has also informed the Company that no decision has as yet been made by Anthem as to what, if any, changes it believes should be made with respect to its business relationship with and investment in the Company. As part of the reevaluation process, Anthem has asked Credit Suisse First Boston to explore the possible sale of the Company's property and casualty brokerage business and the possible reorganization of the Company's health business.

  The Company is well aware of intensifying competitive pressures in the health care industry and Anthem's need to reduce administrative and marketing costs associated with its health care business. Because of the high percentage of the Company's revenues derived from the sale and servicing of Anthem life and health insurance products, it is inevitable that industry forces affecting Anthem will also affect the Company. The Company is working closely with Anthem so that each company may develop a plan which accomplishes each company's strategic objectives and delivers stockholder value. The Company has established a special committee of all independent directors to evaluate any proposals made by or involving Anthem.

  Beginning in October 1995, Anthem's Board of Directors authorized the purchase of up to two million shares of the Company's common stock. Purchases have been made from time to time in the open market at prevailing prices or in privately negotiated transactions. Since October 1995, Anthem has purchased 481,500 shares of the Company's common stock. Anthem has informed the Company that Anthem has suspended its Company stock purchases pending the outcome of the above referenced strategic review.

  Since its inception in 1989, the Company has derived a substantial percentage of its revenues and profits from providing marketing and administrative services for or on behalf of Anthem and its affiliates. Many administrative functions are those related to claims processing. Due to market driven pressures, over time the claims processing function is expected to become more standardized and automated and be less of a differentiating, value added service for the Company's clients. In anticipation of these changes, the Company has initiated plans to improve efficiencies and consolidate certain of these functions. In February 1997, the Company and Anthem announced the planned consolidation of their claims processing sites in Indiana, Kentucky and Ohio into one central site located in Indiana.

  In July 1996, the Company assumed virtually all of the existing wholesale marketing and distribution functions for Anthem products nationwide while Anthem reassumed and consolidated certain administrative functions previously performed by the Company outside of the midwest region. Subsequently in January 1997, Anthem and the Company, as a part of strategic developments within Anthem, decided that the wholesale marketing and distribution functions for Anthem products nationwide should be performed by Anthem. Anthem has agreed to pay the Company a one-time cancellation fee of $6 million. This fee will be paid one-half during each of the first two quarters of 1997.

  Growth in the Company's health related operations has principally been achieved through providing sales, marketing and administrative services for Anthem. The Company expects that revenues from this business will be flat to slightly down in 1997 when compared to 1996. However, the Company does not believe that this will have a material impact on the operating profit related to these operations.

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

  Softness in the property and casualty insurance market and uncertainty about the effects of national and state health care reform initiatives continue. The underwriting capacity of property and casualty insurance companies has continued to expand, increasing competition and decreasing premium rates, thereby reducing related commissions and fees. Many states where the Company does business have already initiated various healthcare reforms, and more are considering them. In these states and elsewhere, the Company has joined with providers and has developed information systems to manage costs and is providing clients with managed care products, services and advice.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The response to this Item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  During the years ended 1996 and 1995 and in the subsequent interim period, there has been no change in, or disagreements on accounting matters with the Company's independent auditors.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information included under the caption "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") is incorporated herein by reference.

  The executive officers of the Company, as of March 1, 1997, are as follows:

          NAME           AGE                            POSITION
          ----           ---                            --------
L. Ben Lytle............  50 Chairman of the Board
Frank C. Witthun........  53 President, Chief Executive Officer and Director
Keith A. Maib...........  38 Executive Vice President, Treasurer and Chief Financial Officer
Robert C. Nevins........  63 Executive Vice President
Michael B. Henning......  52 Executive Vice President
Dan W. Kendall..........  53 Senior Vice President
Ernest J. Newborn, Jr...  39 Vice President, General Counsel and Corporate Secretary
Harvey F. Littman.......  37 Vice President and Interim Controller
John J. O'Connor........  59 Vice President

  L. BEN LYTLE has been Chairman of the Board since the Company began operations. He served as its Chief Executive Officer from 1989 until November 1996, and as President from March 1993 to November 1994. He has served as President, Chief Executive Officer and as a director of Anthem since March 1989. From February 1994 to October 1995, he served as Chairman of the Board of Anthem. He also serves as a director of IPALCO Enterprises, Inc. and its subsidiary, Indianapolis Power and Light Company, Bank One, Indianapolis, National Association, as well as serving as a member of the advisory board of CID Venture Partners, L.P.

  FRANK C. WITTHUN has been Chief Executive Officer of the Company since November 1996. In January 1995, he joined the Board of Directors of the Company. From November 1994 to November 1996, he held the position of President and Chief Operating Officer. From 1991 to 1994, he was Executive Vice President of the Company. Prior to that time, he was an Executive Vice President with Robinson-Conner, Inc., which was acquired by the Company in 1991. Mr. Witthun currently serves a director of the National Association of Insurance Brokers.

  KEITH A. MAIB has been Executive Vice President and Chief Financial Officer of the Company since August 1996. From August 1995 until August 1996, he was a Partner in the Dallas, Texas office of Coopers & Lybrand L.L.P. Mr. Maib served as Chief Operating Officer of Borland International, Inc. in Scott's Valley, California from February 1994 until August 1995. From June 1981 to February 1994, he was with the accounting firm of Price Waterhouse, L.L.P. in Dallas, serving as a Partner from January 1994 until February 1994.

  ROBERT C. NEVINS has been Executive Vice President of the Company since February 1996. From January 1993 until joining the Company, he was President of R.C. Nevins & Company. From April 1989 until January 1993, Mr. Nevins served as a Senior Vice President of Alexander & Alexander, Inc. and as Vice Chairman of the Board of Alexander & Alexander of California, Inc.

  MICHAEL B. HENNING has served as Executive Vice President of the Company since September 1993. From January 1989 to September 1993, he served as President and Chief Executive Officer of Acordia Local Government Services, Inc.

  DANIEL W. KENDALL has served as Senior Vice President and Chief Human Resource Officer of the Company since June 1996. From September 1990 to May 1996, he served as Senior Vice President and Chief Human Resource Officer of Anthem.

  ERNEST J. NEWBORN, JR. has served as Vice President, General Counsel and Corporate Secretary of the Company since May 1994. From November 1992 to May 1994, he served as Assistant General Counsel of the Company. From August 1989 to November 1992, he served as Associate Counsel to Anthem.

  HARVEY F. LITTMAN has served as Vice President and Interim Controller of the Company since January 1997. From March 1996 to December 1996 he served as Assistant Controller. From February 1991 to January 1996 he served in various accounting and finance capacities for the Company.

  JOHN J. O'CONNOR has served as Vice President of Executive Development of the Company since May 1995. From April 1990 to May 1995 he served as Vice President of Executive Development for Anthem. From June 1987 to April 1990, he served as Senior Vice President of Administration for Anthem.

ITEM 11. EXECUTIVE COMPENSATION

  Information included under the caption "Executive Compensation" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information included under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information included under the caption "Certain Transactions" in the 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

  (a)(3) Exhibits:

      3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 filed with the Company's Form S-1
           Registration Statement on August 12, 1992, File No. 33-48691).
      3.2  By-Laws of the Company, (incorporated herein by reference to Exhibit
           3.2 filed with the Company's Form S-1 Registration Statement on June
           21, 1992, File No. 33-48691).
     10.1  Acordia, Inc. Pension Plan (incorporated herein by reference to
           Exhibit 10.1 filed with the Company's Form S-1 Registration
           Statement filed on August 12, 1992, File No. 33-48691).
     10.2 Acordia 401 (k) Long Term Savings Investment Plan (incorporated herein by reference to Exhibit 10.2 filed with the Company's Form S-
           1 Registration Statement on September 14, 1992, File No. 33-48691).
     10.3 Acordia, Inc. 1992 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.5 filed with the Company's Form S-1
           Registration Statement on August 12, 1992, File No. 33-48691).
     10.4 Acordia, Inc. 1992 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.5 filed with the Company's Form S-1
           Registration Statement on August 12, 1992, File No. 33-48691).
           Acordia, Inc. 1992 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.5 filed with the Company's Form S-1
           Registration Statement on August 12, 1992, File No. 33-48691).
     10.5 Acordia Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 filed with the Company's Form S-1 Registration
           Statement on August 12, 1992, File No. 33-48691).
     10.6  Amended Acordia, Inc. Directors Stock Compensation Plan
           (incorporated by reference to Exhibit 10.9 filed with the Company's
           Form S-1 Registration Statement on August 12, 1992, File No. 33-
           48691).
     10.7 Acordia, Inc. Directors Compensation Deferral Plan (incorporated herein by reference to Exhibit 10.11 filed with the Company's Form
           S-1 Registration Statement on June 21, 1992, File No. 33-48691).
     10.8 Acordia, Inc. Subsidiary Directors Stock Plan (incorporated herein by reference to Exhibit 10.12 filed with the Company's Form S-1
           Registration Statement on August 12, 1992, File No. 33-48691).
     10.9  Revolving Credit Agreement Dated as of November 14, 1994, among
           Acordia, Inc., NationsBank of Georgia, National Association, as
           Agent, and certain commercial banks identified therein (without
           Schedules) (incorporated herein by reference to Exhibit 10.2 filed with the Company's current report on Form 8-K on January 18, 1995, File No. 33-48691).
     10.10 Marketing and Agency Agreement with Anthem (incorporated herein by reference to Exhibit 10.15 filed with the Company's Form S-1
           Registration Statement on June 21, 1992, File No. 33-48691).
     10.11 Administrative Service Agreement with Anthem (incorporated herein by reference to Exhibit 10.16 filed with the Company's Form S-1
           Registration Statement on June 21, 1992, File No. 33-48691).

    10.12 Employment Agreement dated January 1, 1996 with Frank C. Witthun
          (incorporated herein by reference to Exhibit 10.21 filed with the Company's 1995 Annual Report on Form 10-K on March 30, 1994, file No.
          33-48691).
    10.13 Anthem and Subsidiaries Consolidated Federal Income Tax Agreement
          (incorporated herein by reference to Exhibit 10.20 filed with the Company's Form S-1 Registration Statement on June 21, 1992, File No.
          33-48691).
    10.14 Anthem and Subsidiaries Consolidated State Income Tax Agreement
          (incorporated herein by reference to Exhibit 10.21 filed with the Company's Form S-1 Registration Statement on June 21, 1992, File No.
          33-48691).
    10.15 Tax Sharing and Indemnification Agreement with Anthem (incorporated herein by reference to Exhibit 10.22 filed with the Company's Form S-
          1 Registration Statement on August 12, 1992, File No. 33-48691).
    10.16 Anthem Intercompany Service Agreement (incorporated herein by reference to Exhibit 10.23 filed with the Company's Form S-1
          Registration Statement on June 21, 1992, File No. 33-48691).
    10.17 Registration Rights Agreement between Anthem and the Company
          (incorporated herein by reference to Exhibit 10.25 filed with the Company's Form S-1 Registration Statement on June 21, 1992, File No.
          33-48691).
    10.18 Sublease Agreement with Anthem (incorporated herein by reference to Exhibit 10.31 filed with the Company's Form S-1 Registration
          Statement on September 14, 1992, File No. 33-48691).
    10.19 Employment Agreement dated January 1, 1994 with Michael B. Henning
          (incorporated herein by reference to Exhibit 10.37 filed with the Company's 1994 Annual Report on Form 10-K on March 30, 1994, file No.
          33-48691).
    10.20 Employment Agreement dated January 1, 1995 with Robert C. Nevins
          (incorporated herein by reference to Exhibit 10.1 filed with the Company's Form 10-Q on August 14, 1997).
    10.21 Employment Agreement dated August 1, 1996 with Keith A. Maib
          (incorporated herein by reference to Exhibit 10.2 filed with the Company's Form 10-Q on August 14, 1997).
    10.22 Stock Purchase Agreement dated August 25, 1993 between the Company and Great American Insurance Company (incorporated herein by reference to Exhibit 4.1 filed with the Company's Form 8-K on October
          20, 1993).
    10.23 Securities Purchase Agreement dated October 6, 1993 between the
          Company and Great American Insurance Company (incorporated herein by reference to Exhibit 4.3 filed with the Company's Form 8-K on October
          20, 1993).
    10.24 Warrant Subscription Agreement dated October 6, 1993 between the
          Company and Great American Insurance Company (incorporated herein by reference to Exhibit 4.4 filed with the Company's Form 8-K on October
          20, 1993).
    10.25 Common Stock Registration Agreement dated October 6, 1993 between the
          Company and Great American Insurance Company (incorporated herein by reference to Exhibit 4.6 filed with the Company's Form 8-K on October
          20, 1993).
    10.26 Standstill Agreement dated October 6, 1993 between the Company and
          Great American Insurance Company (incorporated herein by reference to
          Exhibit 4.7 filed with the Company's Form 8-K on October 20, 1993).
    10.27 Stock Purchase Agreement dated January 3, 1995 among the Company,
          Bain Hogg Group, plc, Bain Hogg Robinson at North America Inc., and
          Bain Hogg Robinson, Inc. (incorporated herein by reference to Exhibit
          10.1 filed with the Company's Form 8-K on January 18, 1995).

    11   Statement re: Computation of Earnings Per Share.
    21   Subsidiaries of the Registrant.
    23   Consent of Independent Auditors.
    27   Financial Data Schedule

  (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.

  (c) Information required by Form 11-K for the Company's Retirement Savings Plan will be filed by amendment to this Form 10-K no later than June 26, 1997 in accordance with Section 15(d) of the Securities Exchange Act of 1934.

  (d) Financial Statements Schedules--The response to this portion of Item 14 is submitted as a separate section of this Report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 1997.

                                          ACORDIA, INC.

                                                /s/ Frank C. Witthun
                                          By: _________________________________
                                                    Frank C. Witthun
                                              President and Chief Executive
                                                         Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacity indicated on March 28, 1997.

                SIGNATURES                  TITLE
                ----------                  -----

Principal Executive Officer:

          /s/ Frank C. Witthun              President, Chief Executive Officer and
___________________________________________  Director
             Frank C. Witthun

Principal Financial Officer:

            /s/ Keith A. Maib               Executive Vice President and Chief
___________________________________________  Financial Officer
               Keith A. Maib

            /s/ L. Ben Lytle                Chairman of the Board
___________________________________________
               L. Ben Lytle

            /s/ John C. Aplin               Director
___________________________________________
               John C. Aplin

            /s/ Birch E. Bayh               Director
___________________________________________
               Birch E. Bayh

            /s/ John C. Crane               Director
___________________________________________
               John C. Crane

      /s/ Mitchell E. Daniels, Jr.          Director
___________________________________________
         Mitchell E. Daniels, Jr.

                SIGNATURES                  TITLE
                ----------                  -----
         /s/ Catherine E. Dolan             Director
___________________________________________
            Catherine E. Dolan

             /s/ Ernie Green                Director
___________________________________________
                Ernie Green

           /s/ Dwane R. Houser              Director
___________________________________________
              Dwane R. Houser

          /s/ Thomas C. Roberts             Director
___________________________________________
             Thomas C. Roberts

        /s/ William W. Rosenblatt           Director
___________________________________________
           William W. Rosenblatt

         /s/ Patrick M. Sheridan            Director
___________________________________________
            Patrick M. Sheridan

          /s/ Michael L. Smith              Director
___________________________________________
             Michael L. Smith

         /s/ James B. Stradtner             Director
___________________________________________
            James B. Stradtner

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)

                            FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

                          LIST OF FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1996

                                 ACORDIA, INC.

                             INDIANAPOLIS, INDIANA

                   FORM 10-K--ITEM 8, ITEM 14(a)(1) AND (2)
                                 ACORDIA, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  The following consolidated financial statements of Acordia, Inc. are included in Item 8:

    Consolidated Balance Sheets--December 31, 1996 and 1995................  23
    Consolidated Statements of Income--Years Ended December 31, 1996, 1995
     and 1994..............................................................  24
    Consolidated Statements of Changes in Stockholders' Equity--Years Ended
     December 31, 1996, 1995 and 1994......................................  25
    Consolidated Statements of Cash Flows--Years Ended December 31, 1996,
     1995 and 1994.........................................................  26
    Notes to Consolidated Financial Statements.............................  27

  The following consolidated financial statements of Acordia, Inc. are included in Item 14(d):

    Schedule II--Valuation and Qualifying Accounts..........................  40

  The following consolidated financial statements of Acordia, Inc. are included in Item 14(c):

    Exhibit 11--Computation of Earnings Per Share...........................  41
    Exhibit 21--Subsidiairies of the Registrant.............................  42
    Exhibit 23--Consent of Independent Auditors.............................  45
    Exhibit 27--Financial Data Schedule.....................................  46

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Acordia, Inc.

  We have audited the accompanying consolidated balance sheets of Acordia, Inc. (a subsidiary of Anthem Insurance Companies, Inc.) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acordia, Inc. at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 2 to the consolidated financial statements, the Company made certain accounting changes in 1994.

Indianapolis, Indiana
January 31, 1997, except for
 Note 14, as to which the
 date is February 6, 1997

                                 ACORDIA, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   DECEMBER 31
                                                                -----------------
                                                                  1996     1995
                                                                -------- --------
                            ASSETS
                            ------
Current assets:
  Cash and cash equivalents...................................  $ 14,116 $ 11,160
  Cash and cash equivalents held in a fiduciary capacity......    68,642   71,612
  Premiums receivable, less allowance for doubtful accounts
   (1996--$3,095; 1995--$3,967)...............................   118,489  149,639
  Accounts receivable, less allowance for doubtful accounts
   (1996--$762; 1995--$421)...................................    48,173   38,985
  Accrued investment income...................................     1,324    1,066
  Deferred income taxes.......................................     3,357    1,515
  Prepaid and other current assets............................     9,032    8,572
                                                                -------- --------
Total current assets..........................................   263,133  282,549
Securities available-for-sale held in a fiduciary capacity, at
 fair value...................................................    47,877   49,866
Other assets:
  Cash escrow.................................................     8,478    6,562
  Furniture, equipment and leasehold improvements, less
   accumulated depreciation...................................    42,272   41,577
  Goodwill and other intangible assets, less accumulated
   amortization...............................................   365,737  343,695
  Other assets................................................    18,065   12,202
                                                                -------- --------
Total assets..................................................  $745,562 $736,451
                                                                ======== ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Premiums due insurance companies............................  $211,777 $248,546
  Accounts payable............................................       970    2,291
  Accrued payroll and related liabilities.....................    22,774   15,479
  Income taxes payable........................................     5,628      505
  Other liabilities and accrued expenses......................    45,736   51,777
  Current portion of long-term debt...........................    40,508   15,053
                                                                -------- --------
Total current liabilities.....................................   327,393  333,651
Long-term debt, less current portion..........................   136,167  131,551
Other long-term liabilities, less current portion.............    49,215   34,238
Deferred income taxes.........................................    30,388   24,936
                                                                -------- --------
Total liabilities.............................................   543,163  524,376
Stockholders' equity:
  Common stock, par value $1 per share:
    Authorized 100,000,000 shares; issued and outstanding
     (1996--12,990,389; 1995--13,961,741).....................    12,990   13,962
  Additional paid-in capital..................................    44,660   72,073
  Stock warrants..............................................    10,000   10,000
  Net unrealized gains on securities..........................       198      360
  Retained earnings...........................................   134,551  115,680
                                                                -------- --------
Total stockholders' equity....................................   202,399  212,075
                                                                -------- --------
Total liabilities and stockholders' equity....................  $745,562 $736,451
                                                                ======== ========

                            See accompanying notes.

                                 ACORDIA, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 YEAR ENDED DECEMBER 31
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
Revenues:
  Commissions and fees:
    Affiliated............................. $  290,992  $  233,110  $  175,620
    Unaffiliated...........................    359,802     312,516     229,117
                                            ----------  ----------  ----------
                                               650,794     545,626     404,737
  Investment income........................      6,636       6,346       4,669
  Net realized investment gains............        267         966         990
  Other....................................      3,253       2,126       1,807
                                            ----------  ----------  ----------
Total revenues.............................    660,950     555,064     412,203
Operating expenses:
  Employee compensation and benefits.......    361,514     296,046     215,286
  Other....................................    211,508     183,618     124,656
                                            ----------  ----------  ----------
                                               573,022     479,664     339,942
                                            ----------  ----------  ----------
Operating income...........................     87,928      75,400      72,261
Other income (expense):
  Interest.................................    (10,399)     (8,517)     (3,328)
  Amortization of goodwill and other
   intangibles.............................    (25,711)    (23,216)    (17,758)
  Gain on sale of assets...................      2,789         --          --
                                            ----------  ----------  ----------
Income before income taxes.................     54,607      43,667      51,175
Income taxes...............................     24,719      20,085      22,389
                                            ----------  ----------  ----------
Net income................................. $   29,888  $   23,582  $   28,786
                                            ==========  ==========  ==========
Earnings per share......................... $     2.09  $     1.64  $     2.04
                                            ==========  ==========  ==========
Weighted average shares outstanding........ 14,323,555  14,378,596  14,140,011
                                            ==========  ==========  ==========


                            See accompanying notes.

                                 ACORDIA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     NET
                                                                  UNREALIZED
                            COMMON STOCK                            GAINS
                         -------------------  ADDITIONAL           (LOSSES)
                         NUMBER OF     PAR     PAID-IN    STOCK       ON     RETAINED
                           SHARES     VALUE    CAPITAL   WARRANTS SECURITIES EARNINGS
                         ----------  -------  ---------- -------- ---------- --------
Balance at January 1,
 1994................... 13,861,280  $13,861   $ 69,711  $10,000   $   --    $ 81,678
  Issuance of stock for
   Company plans........     10,051       10        129      --        --         --
  Net income............        --       --         --       --        --      28,786
  Dividends paid ($0.60
   per share)...........        --       --         --       --        --      (8,322)
  Cumulative effect of
   accounting change for
   securities available-
   for-sale, net
   unrealized gains,
   less taxes of $1,059.        --       --         --       --      1,655        --
  Increase in net
   unrealized losses on
   securities available-
   for-sale, less taxes
   of $1,059............        --       --         --       --     (3,478)       --
                         ----------  -------   --------  -------   -------   --------
Balance at December 31,
 1994................... 13,871,331   13,871     69,840   10,000    (1,823)   102,142
  Issuance of stock for
   Company plans........     90,410       91      2,233      --        --         --
  Net income............        --       --         --       --        --      23,582
  Dividends paid ($0.72
   per share)...........        --       --         --       --        --     (10,044)
  Decrease in net
   unrealized losses on
   securities available-
   for-sale, less taxes
   of $230..............        --       --         --       --      2,183        --
                         ----------  -------   --------  -------   -------   --------
Balance at December 31,
 1995................... 13,961,741   13,962     72,073   10,000       360    115,680
  Issuance of stock for
   Company plans........    164,695      165      3,736      --        --         --
  Purchase and
   retirement of stock.. (1,136,047)  (1,137)   (31,149)     --        --         --
  Net income............        --       --         --       --        --      29,888
  Dividends paid ($0.80
   per share)...........        --       --         --       --        --     (11,017)
  Decrease in net
   unrealized gains on
   securities available-
   for-sale, less taxes
   of $104..............        --       --         --       --       (162)       --
                         ----------  -------   --------  -------   -------   --------
Balance at December 31,
 1996................... 12,990,389  $12,990   $ 44,660  $10,000   $   198   $134,551
                         ==========  =======   ========  =======   =======   ========

                            See accompanying notes.

                                 ACORDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
OPERATING ACTIVITIES:
Net income....................................... $ 29,888  $ 23,582  $ 28,786
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization..................   40,990    36,380    27,165
  Deferred income taxes..........................   (8,176)   (3,147)     (370)
  Gain on sale of assets.........................   (2,789)      --        --
  Losses on receivables..........................    1,596     2,371     1,102
  Loss on sale of furniture and equipment........      325       400         5
  Changes in operating assets and liabilities,
   net of effect of purchases of subsidiaries:
    Premiums receivable..........................   37,105   (10,378)  (11,294)
    Accounts receivable..........................   (5,627)   (3,332)    6,383
    Accrued investment income....................     (258)      188      (154)
    Other assets.................................   (4,022)   (6,001)   (1,863)
    Premiums due insurance companies.............  (42,603)    8,865   (18,310)
    Accounts payable and accrued liabilities.....    4,889   (21,681)    2,993
    Income taxes payable.........................    4,577    (4,063)    2,512
                                                  --------  --------  --------
Net cash provided by operating activities........   55,895    23,184    36,955
INVESTING ACTIVITIES:
Furniture, equipment and leasehold improvement
 additions.......................................  (21,012)  (20,692)  (12,542)
Proceeds from sales of furniture and equipment...    5,033     5,253     1,297
Purchases of subsidiaries, net of cash acquired
 and cash escrow.................................  (18,762)  (32,677)  (51,677)
                                                  --------  --------  --------
Net cash used in investing activities............  (34,741)  (48,116)  (62,922)
FINANCING ACTIVITIES:
Proceeds from borrowings.........................   36,800    43,000    58,562
Payments on borrowings...........................  (15,596)  (12,562)  (18,812)
Issuance of stock for Company plans..............    3,901     2,324       139
Purchase and retirement of stock.................  (32,286)      --        --
Dividends paid...................................  (11,017)  (10,044)   (8,322)
                                                  --------  --------  --------
Net cash (used in) provided by financing
 activities......................................  (18,198)   22,718    31,567
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................    2,956    (2,214)    5,600
Cash and cash equivalents at beginning of year...   11,160    13,374     7,774
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $ 14,116  $ 11,160  $ 13,374
                                                  ========  ========  ========

                            See accompanying notes.

                                 ACORDIA, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  Acordia, Inc. (the "Company") is a 67% owned subsidiary of Anthem Insurance Companies, Inc. ("Anthem"). The Company is a nationwide network of companies that provides property and casualty insurance broking, workers' compensation programs, employee benefits programs, managed health care integration, consulting and loss control services. Revenues from the Company's principal classes of products sold are approximately 61% health, 33% property and casualty and 6% other.

  The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates

  Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash Equivalents

  All highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents.

 Fiduciary Funds

  In its capacity as an insurance broker or agent, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurance underwriters. Premiums which are due from insureds are reported as assets of the Company and as a corresponding liability to the insurance carriers. Premiums received from insureds but not remitted to the carriers are included in cash and cash equivalents and securities available-for-sale held in a fiduciary capacity.

 Securities Available-For-Sale

  Debt securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts. Realized gains and losses and declines in value judged to be other-than-temporary are included in net realized investment gains. The cost of securities sold is based on the specific identification method. Interest and amortization on securities available-for-sale are included in investment income.

 Furniture, Equipment and Leasehold Improvements

  Furniture, equipment and leasehold improvements are recorded at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Accumulated depreciation at December 31, 1996 and 1995 was $39,409,000 and $35,104,000, respectively.

 Goodwill and Other Intangible Assets

  Goodwill and other intangible assets represent the excess of the cost of acquisitions over the fair value of net assets acquired, including insurance expirations, covenants not to compete and other contractual rights acquired in acquisitions. These assets are being amortized using the straight-line method over their estimated economic lives which range from three to 30 years. Accumulated amortization at December 31, 1996 and 1995 was $76,745,000 and $57,184,000, respectively.

  The Company reviews the carrying value of goodwill and other intangible assets if indicators of impairment are present. If the undiscounted cash flows estimated to be generated by these assets are less than the carrying amounts an impairment loss is recognized.

 Income Taxes

  The Company files a consolidated federal income tax return.

 Revenue Recognition

  Commissions are reported net of sub-broker commissions and are recognized as of the effective date of the insurance policy except for commissions on installment premiums which are recognized periodically as billed. Any subsequent commission adjustments, including policy cancellations, are recognized upon notification from the insurance carriers. Contingent commissions represent a profit-sharing commission from the insurance carrier, the amount of which depends on the profitability of the business produced by the agent/broker. Effective January 1, 1996, the Company entered into a new marketing agreement with its affiliated insurance carriers which did not have a contingent commission provision. Prior to 1996, contingent commissions from affiliated carriers were recognized when calculable in the fourth quarter. Contingent commissions from unaffiliated carriers are recognized when received, usually in the first quarter. Fee income is recognized when services are rendered.

 Related Party Expenses

  In accordance with intercompany service agreements, certain costs are reimbursed to Anthem. These costs consist primarily of building rent and overhead, network communication charges, leased executive management fees, leased employee costs and health insurance premiums. Building rent and overhead costs are allocated on a per employee basis. Network communication charges are based primarily on the number of customers included on the system and the number of claims processed through the system or actual cost. Executive management fees are allocated based on time spent. Leased employee costs are based upon actual costs incurred. Health insurance premiums are based upon historical health care information and anticipated health care trends. Management believes that these methodologies present a fair and reasonable allocation. Reimbursements to Anthem totaled $95,424,000, $52,623,000 and $46,064,000 in 1996, 1995 and 1994, respectively. Of the increase from 1995 to 1996, $18,891,000 is due to the leasing of transition employees from Anthem. In 1997, these employees will become employees of the Company and the salaries and benefits of these employees will be paid by the Company. In 1996, the Company converted from a self-insured health plan to an insured plan where Anthem is the insurer. Premiums paid to Anthem totaled $16,084,000 in 1996. The remaining increase is primarily due to expenses associated with new marketing agreements with Anthem.

 Stock Based Compensation

  The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to the market price of the shares at the date of grant. No compensation expense is recognized as the exercise price of the Company's stock options equals the market price at the date of grant.

 Earnings Per Share

  Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding during the year. Common share equivalents result from the equity incentive and stock option plan shares granted and from stock warrants issued in connection with the purchase of American Business Insurance, Inc. ("ABI"). (See Note 9.)

 Consolidated Statements of Cash Flows

  Supplementary information of non-cash investing and financing activities of consolidated cash flows is as follows:

                                                       YEAR ENDED DECEMBER 31
                                                      -------------------------
                                                       1996     1995     1994
                                                      ------- -------- --------
                                                       (DOLLARS IN THOUSANDS)
Liabilities incurred in the acquisition of
 businesses.......................................... $46,092 $112,380 $ 68,661

  Gross cash flows related to securities available-for-sale are as follows:

                                                     YEAR ENDED DECEMBER 31
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
Purchases......................................... $(14,947) $(43,777) $(25,002)
Sales and maturities..............................   16,339    43,628    23,778

 Reclassifications

  Certain prior year balances have been reclassified to conform with the current year presentation.

2. CHANGE IN ACCOUNTING METHODS

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," for investments held as of or acquired after January 1, 1994. In accordance with SFAS 115, the prior period financial statements were not restated. The cumulative effect of adopting SFAS 115 at January 1, 1994 was to increase the carrying amount of securities available-for-sale and stockholders' equity by $2,714,000 and $1,655,000, respectively.

3. FAIR VALUES OF FINANCIAL INSTRUMENTS

  Cash, cash equivalents, investment securities, premiums and accounts receivable, premiums due insurance companies, accounts payable and short and long-term debt are considered financial instruments. The carrying amount for all items at December 31, 1996 and 1995 approximates its fair value. The following is a summary of investment securities held in a fiduciary capacity:

                                                  GROSS      GROSS    ESTIMATED
                                                UNREALIZED UNREALIZED   FAIR
                                         COST     GAINS      LOSSES     VALUE
                                        ------- ---------- ---------- ---------
                                                (DOLLARS IN THOUSANDS)
December 31, 1996:
  Obligations of state and political
   subdivisions........................ $43,189    $349       $(19)    $43,519
  U.S. Treasury securities and
   obligations of U.S. government
   agencies............................   1,689     --         (46)      1,643
  Corporate securities.................   2,324      11         (5)      2,330
                                        -------    ----       ----     -------
                                         47,202     360        (70)     47,492
  Equity securities....................     351      34        --          385
                                        -------    ----       ----     -------
                                        $47,553    $394       $(70)    $47,877
                                        =======    ====       ====     =======

                                                  GROSS      GROSS    ESTIMATED
                                                UNREALIZED UNREALIZED   FAIR
                                         COST     GAINS      LOSSES     VALUE
                                        ------- ---------- ---------- ---------
                                                (DOLLARS IN THOUSANDS)
December 31, 1995:
  Obligations of state and political
   subdivisions........................ $ 8,965    $ 92       $ (6)    $ 9,051
  U.S. Treasury securities and
   obligations of U.S. government
   agencies............................  35,955     464         (8)     36,411
  Corporate securities.................   4,116      32         (5)      4,143
                                        -------    ----       ----     -------
                                         49,036     588        (19)     49,605
  Equity securities....................     239      22        --          261
                                        -------    ----       ----     -------
                                        $49,275    $610       $(19)    $49,866
                                        =======    ====       ====     =======

  During the years 1996, 1995 and 1994, debt and marketable equity securities with a fair value at the date of sale of $16,339,000, $43,628,000 and $23,778,000, respectively, were sold. The gross realized gains on such sales totaled $313,000, $966,000 and $992,000, respectively, and the gross realized losses totaled $46,000, $0 and $2,000, respectively.

  The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                      ESTIMATED
                                                               COST   FAIR VALUE
                                                              ------- ----------
                                                                 (DOLLARS IN
                                                                  THOUSANDS)
December 31, 1996:
  Due in one year or less.................................... $ 1,329  $ 1,340
  Due after one year through five years......................  20,751   20,819
  Due after five years through ten years.....................  19,460   19,633
  Due after ten years........................................   5,662    5,700
                                                              -------  -------
                                                              $47,202  $47,492
                                                              =======  =======

4. ACQUISITIONS/DISPOSITIONS

  During 1996, the Company made several acquisitions at an aggregate cost, including future contingent payments, of approximately $42,154,000. The excess of the total acquisition cost over the net assets acquired of approximately $54,448,000 was assigned to goodwill and other intangible assets. At December 31, 1996, the cash escrow represents funds on deposit to fund future obligations related to acquisitions.

  On January 3, 1995, the Company acquired the outstanding capital stock of certain subsidiaries of Bain Hogg Robinson, Inc. The purchase price was $52,082,000. The excess of the purchase price over the estimated fair value of net assets acquired was approximately $59,034,000 and was assigned to goodwill and other intangible assets. The source of the funds used to make the acquisition was a borrowing under the Company's revolving credit agreement.

  During 1995, the Company made several other acquisitions at an aggregate cost, including future contingent payments, of approximately $49,495,000. The excess of the total acquisition cost over the net assets acquired of approximately $53,507,000 was assigned to goodwill and other intangible assets. At December 31, 1995, the cash escrow represents funds on deposit to fund future obligations related to a 1995 acquisition.

  During 1994, the Company acquired several property and casualty insurance books of business, one third party administrator and two insurance brokerage firms at an aggregate purchase price, including future contingent payments, of approximately $41,515,000. The excess of the total acquisition cost over the net assets acquired of approximately $48,314,000 was assigned to goodwill and other intangible assets.

  All of these acquisitions have been accounted for as purchases and the net assets and results of operations are included in the Company's consolidated financial statements from their respective date of purchase.

  Unaudited pro forma results of operations assuming the 1996 and 1995 acquisitions had occurred on January 1, 1995, are as follows:

                                                            1996        1995
                                                         ----------- -----------
                                                         (DOLLARS IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)
   Revenues............................................. $   677,926 $   590,207
   Net income...........................................      30,612      23,912
   Earnings per share...................................        2.14        1.66

  During 1996, certain subsidiaries or assets were sold for prices aggregating approximately $10,700,000. These sales resulted in a gross gain of approximately $4,135,000 of which approximately $1,346,000 has been deferred because it is contingent on future operations.

5. LONG-TERM DEBT

  The Company maintains a $150,000,000 revolving credit agreement with a syndicate of banks. The revolving credit agreement matures in November 1998, and with the consent of the lenders it may be extended for an additional term of one year. The revolving credit agreement requires the Company to maintain certain financial ratios and comply with certain other covenants. Additionally, the cost of funds increases and decreases with the Company's debt leverage. The agreement does not restrict the payment of dividends. On November 18, 1996, the revolving credit agreement was amended to permit an additional $30,800,000 of borrowings to fund the repurchase of 1,078,500 shares of the Company's common stock. This portion of the revolving credit agreement matures in November 1997.

  The interest rates on the borrowings outstanding at December 31, 1996 ranged from 6.15% to 6.50% and are based on LIBOR plus a borrowing margin of .65%. The borrowing margin, which is dependent upon the Company's debt ratio, can range between .375% and 1.75%.

  Detail of long-term debt follows:

                                                                 DECEMBER 31
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Revolving credit agreement................................... $154,800 $118,000
Note agreements from acquisitions, due 1997 to 2005 at rates
 ranging from 4.4% to 9.5%...................................   21,875   28,604
                                                              -------- --------
                                                               176,675  146,604
Less current portion.........................................   40,508   15,053
                                                              -------- --------
                                                              $136,167 $131,551
                                                              ======== ========

  At December 31, 1996, future maturities of long-term debt were as follows:
1997, $40,508,000; 1998, $130,284,000; 1999, $3,756,000; 2000, $909,000; 2001,
$70,000; and thereafter, $1,148,000.

  Total interest paid was $9,922,000, $7,711,000 and $2,902,000 for 1996, 1995
and 1994, respectively.

6. OTHER LONG-TERM LIABILITIES

  Other long-term liabilities primarily consist of future contingent payments relating to contractual agreements negotiated with the previous owners of acquired businesses, deferred lease incentives and other liabilities not due within one year including liabilities relating to the Company's retirement and employee benefit plans. The future contingent payments, which are due from 1997 to 2003, are generally based upon the amount of net commission income generated from the books of businesses acquired. At December 31, 1996, the scheduled future maturities of these liabilities were as follows: 1997, $11,703,000; 1998, $4,575,000; 1999, $2,312,000; 2000, $2,520,000; 2001,
$507,000; and thereafter $435,000. The amount due within one year is included in current liabilities. Certain of these liabilities have imputed interest rates ranging from approximately 6.0% to 6.8%.

7. INCOME TAXES

  Significant components of the provision for income taxes are as follows:

                                                      YEAR ENDED DECEMBER 31
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
                                                      (DOLLARS IN THOUSANDS)
Current tax expense:
  Federal............................................ $23,718  $17,101  $17,186
  State and local....................................   9,177    6,131    5,573
                                                      -------  -------  -------
  Total current......................................  32,895   23,232   22,759
Deferred tax (credit) expense:
  Federal............................................  (6,332)  (2,307)     930
  State and local....................................  (1,844)    (840)  (1,300)
                                                      -------  -------  -------
  Total deferred.....................................  (8,176)  (3,147)    (370)
                                                      -------  -------  -------
Total provision for income taxes..................... $24,719  $20,085  $22,389
                                                      =======  =======  =======

  Reconciliations of income taxes computed at the federal statutory corporate tax rate to income tax expense are as follows:

                                         YEAR ENDED DECEMBER 31
                             --------------------------------------------------
                                  1996             1995             1994
                             ---------------- ---------------- ----------------
                             AMOUNT   PERCENT AMOUNT   PERCENT AMOUNT   PERCENT
                             -------  ------- -------  ------- -------  -------
                                         (DOLLARS IN THOUSANDS)
Income taxes at statutory
 rate....................... $19,112   35.0%  $15,283   35.0%  $17,911   35.0%
Increase (decrease) in
 income taxes resulting
 from:
  State and local income
   taxes, net of federal tax
   benefit..................   4,260    7.8     3,145    7.2     3,622    7.1
  Amortization of goodwill
   and other intangibles....   2,260    4.1     2,036    4.7     1,727    3.4
  Non-deductible meals and
   entertainment............     606    1.1       539    1.2       391    0.8
  Tax exempt interest
   income...................    (609)  (1.1)     (564)  (1.3)     (618)  (1.2)
  Other--net................    (910)  (1.6)     (354)  (0.8)     (644)  (1.3)
                             -------   ----   -------   ----   -------   ----
                             $24,719   45.3%  $20,085   46.0%  $22,389   43.8%
                             =======   ====   =======   ====   =======   ====

  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax liabilities and assets are comprised of the following:

                                                                 DECEMBER 31
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Deferred tax liabilities:
  Insurance expirations....................................... $46,031  $37,262
  Unrealized gain on investments..............................     126       95
  Other--net..................................................   2,110    2,402
                                                               -------  -------
  Total deferred tax liabilities..............................  48,267   39,759
Deferred tax assets:
  Deferred compensation.......................................   8,174    5,421
  Pension.....................................................   3,606    1,409
  Bonuses.....................................................     551       75
  Bad debt allowance..........................................   1,659    1,247
  Change in other liabilities.................................   5,423    3,512
  OPEB obligations............................................   1,788    1,020
  Other--net..................................................      14    3,424
  Net operating loss carryforward.............................   1,761    2,090
                                                               -------  -------
  Total deferred tax assets...................................  22,976   18,198
  Valuation allowance for deferred tax assets.................  (1,740)  (1,860)
                                                               -------  -------
  Net deferred tax asset......................................  21,236   16,338
                                                               -------  -------
Net deferred tax liabilities.................................. $27,031  $23,421
                                                               =======  =======

  At December 31, 1996, net deferred tax assets are comprised of $5,593,000 which is current and $15,643,000 which is non-current and net deferred tax liabilities are comprised of $2,236,000 which is current and $46,031,000 which is non-current. The valuation allowance is comprised of $1,740,000 for net operating losses.

  The Company has acquisition net operating loss carryforwards of approximately $4,392,000 to offset future taxable income relating to purchased subsidiaries. These net operating loss carryforwards are subject to annual limitations and expire at various dates from 1997 through 2004. For financial reporting purposes, a valuation allowance of $4,337,000 has been recognized to offset the deferred tax assets related to these carryforwards. When realized, the tax benefit will be accounted for as a reduction of goodwill.

  Total income taxes paid in 1996, 1995 and 1994 were $29,023,000, $25,433,000 and $20,670,000, respectively.

8. LEASES

  The Company has entered into various agreements to lease office space, automobiles and various office equipment using operating leases expiring on various dates through 2006. Total rental expense for all operating leases in 1996, 1995 and 1994 was $24,775,000, $22,295,000 and $14,552,000,
respectively, of which $893,000, $789,000 and $529,000, was related to leases with Anthem in 1996, 1995 and 1994, respectively.

  Future minimum lease payments for all noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

                                                             ANTHEM UNAFFILIATED
                                                             ------ ------------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
   1997..................................................... $  239   $21,351
   1998.....................................................    194    17,922
   1999.....................................................    187    14,307
   2000.....................................................    173    11,088
   2001.....................................................    121     9,545
   Thereafter...............................................    138    18,967
                                                             ------   -------
                                                             $1,052   $93,180
                                                             ======   =======

9. STOCKHOLDERS' EQUITY

  At December 31, 1996 and 1995, 10,000,000 shares of preferred stock are authorized but unissued.

  On October 6, 1993, the Company issued warrants to purchase 1,500,000 shares of the Company's common stock with an estimated fair value of $10,000,000. These warrants are exercisable at any time for a period of ten years at a price of $25 per share.

  Beginning in October 1995, Anthem's Board of Directors has authorized the purchase of up to two million shares of the Company's common stock. Purchases are made from time to time in the open market at prevailing prices or in privately negotiated transactions. Since October 1995, Anthem has purchased 481,500 shares of the Company's stock. In November 1996, the Company purchased 1,078,500 shares from a single stockholder and elected to retire the shares.

10. RETIREMENT AND EMPLOYEE BENEFIT PLANS

  Through December 31, 1996, the Acordia, Inc. Pension Plan (the "Pension Plan") covers all full-time employees who have completed one year of continuous service and attained the age of twenty-one. The benefits are primarily based on length of service and the employee's highest compensation during the last five years of service. Effective January 1, 1997, the Pension Plan has been changed to a defined benefit cash balance plan. As a result, benefits will be based on length of service and the compensation during the current year. The Company's funding policy is to contribute such amounts to its pension plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act ("ERISA") plus such additional amounts as are necessary to provide assets sufficient to meet the benefits to be paid to Pension Plan members. In 1995 the Company made a contribution to the Pension Plan of $5.1 million. The Company made no contribution to the Pension Plan in 1996 or 1994.

  The Pension Plan's funded status and amounts recognized in the Company's consolidated balance sheets are as follows:

                                                               1996     1995
                                                              -------  -------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Actuarial present value of accumulated benefit obligation,
 including vested benefits of $46,224 in 1996 and $27,490 in
 1995.......................................................  $50,930  $36,196
                                                              =======  =======
Actuarial present value of projected benefit obligation for
 services rendered to date..................................  $54,516  $53,576
Plan assets at fair value, primarily government securities,
 stocks and investment funds................................   54,145   45,340
                                                              -------  -------
Projected benefit obligation in excess of plan assets.......     (371)  (8,236)
Unrecognized net (gain) loss on past experience different
 from that assumed and effects of changes in assumptions....   (2,562)   5,375
Prior service cost not yet recognized in net periodic
 pension cost...............................................   (3,855)   1,102
Additional minimum liability for unfunded accumulated
 benefit obligation.........................................     (247)    (474)
Unrecognized transition asset...............................   (1,000)  (1,279)
                                                              -------  -------
Accrued pension cost included in other long-term
 liabilities................................................  $(8,035) $(3,512)
                                                              =======  =======

   Net Pension Plan cost included in the Company's consolidated statements of income is comprised of the following components:

                                                     1996      1995     1994
                                                 ------------ -------  -------
                                                    (DOLLARS IN THOUSANDS)
Service cost (including interest)--benefits
 earned during the period.......................   $ 5,770    $ 4,426  $ 2,695
Interest cost on projected benefit obligation...     4,298      3,480    2,299
Actual return on plan assets....................    (5,936)    (7,846)     714
Net (deferral) amortization.....................       794      4,567   (3,132)
                                                   -------    -------  -------
Net periodic pension cost.......................   $ 4,926    $ 4,627  $ 2,576
                                                   =======    =======  =======
  The Company's assumptions used in determining the actuarial present value of the projected benefit obligation at the end of each year were as follows:

                                                                DECEMBER 31
                                                 SEPTEMBER 30 ----------------
                                                     1996      1995     1994
                                                 ------------ -------  -------
Discount rate...................................      7.75%      7.50%    8.75%
Salary increase.................................      4.50%      4.50%    4.50%
Expected return on plan assets..................      9.00%      9.00%    9.00%

  Effective May 1, 1996, the Company elected to remeasure its pension obligations and pension cost to reflect the change to a cash balance plan design. In addition, the Company changed the asset valuation method used to determine market-related value from three year smoothing to fair value, changed its assumed termination rates to better reflect anticipated future plan experience and changed its measurement date from December 31 to September
30. The mid-year remeasurement and assumption changes decreased 1996 pension expense by approximately $1,761,000.

  The Company's 1996 net periodic pension expense is based upon a 7.5% discount rate for the first four months of the year and an 8.25% discount rate for the last eight months of the year. The funded status as of September 30, 1996 is based upon a 7.75% discount rate. The increase in the discount rate assumption in 1996 decreased the projected benefit obligation and accumulated benefit obligation by approximately $1,306,000 and $1,220,000, respectively, at September 30, 1996. The decrease in the 1995 discount rate assumption increased the projected benefit obligation and accumulated benefit obligation by approximately $2,145,000 and $1,291,000, respectively, at December 31, 1995.

  In addition to the Company's defined benefit pension plans, the Company offers most active and retired employees certain post retirement life, health, vision and dental benefits. These benefits are offered through several plans which differ in amounts of coverage, deductibles, retiree contributions, years of service and retirement age. These programs are funded as amounts are paid. These costs are recognized in the Company's consolidated financial statements in accordance with SFAS 106 as follows:

                                                                1996     1995
                                                               -------  -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees............................................         $ 1,581  $ 2,400
  Fully eligible active plan participants.............             281      339
  Other active plan participants......................           4,029    1,773
                                                               -------  -------
                                                                 5,891    4,512
  Unrecognized net loss...............................          (1,736)  (1,468)
  Unrecognized prior service cost.....................            (527)    (585)
  Contributions after measurement date................             (53)     --
                                                               -------  -------
Accrued postretirement benefit cost...................         $ 3,575  $ 2,459
                                                               =======  =======

  Unrecognized net losses result from variances between actual and assumed experience, refinements in estimates, and changes in assumptions.

  The cost of net periodic postretirement benefits other than pensions is composed of the following:

                                                        1996    1995     1994
                                                       ------  -------  -------
                                                       (DOLLARS IN THOUSANDS)
Service cost.......................................... $  804  $   469  $   168
Interest cost.........................................    391      265      141
Net amortization and deferral.........................    134       91      --
                                                       ------  -------  -------
Net periodic postretirement benefit cost.............. $1,329  $   825  $   309
                                                       ======  =======  =======

  The Company's assumptions used in determining the actuarial present value of the accrued postretirement benefit obligation were as follows:

                                                        1996    1995     1994
                                                       ------  -------  -------
Discount rate.........................................   7.75%     7.5%    8.75%
Health care cost trend rate:
  Pre age 65 benefits.................................   9.00%    10.0%    11.0%
  Post age 65 benefits................................   6.00%     7.0%     8.0%

  The health care trend rate is assumed to decrease gradually to 5% in 2001 and remain level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 and 1995 by approximately $129,000 and $75,000, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 would decrease by approximately $10,000.

  The Acordia 401(k) Long Term Savings Investment Plan (the "Acordia 401(k) Plan") is a qualified cash or deferred profit sharing plan covering all full-time and part-time employees of the Company who have completed three months of service. Temporary employees are eligible to participate after completing 1,000 hours of service during the first year of employment or any plan year beginning after date of hire. The Acordia 401(k) Plan provides that participants may direct the investment of up to 20% of their account balance in Company stock. The Company matches voluntary employee contributions at the rate of 50% up to the first 6% of employee contributions. Contributions made by the Company totaled $4,659,000, $2,792,000 and $1,643,000 for 1996, 1995 and 1994, respectively.

  Prior to January 1, 1996, the ABI 401(k) and ABI Profit Sharing Plan (the "ABI Plan") provided for a match for voluntary qualified employee contributions at the rate of 100% up to the first 3% of employee contributions. In addition, eligible employees could participate in the ABI Profit Sharing component of the ABI Plan without participating in the 401(k) component of the ABI Plan. Contributions to the Profit Sharing component were discretionary. Contributions made by the Company for the ABI Plan totaled $2,391,000 and $2,656,000 for 1995 and 1994. Effective January 1, 1996, the
ABI 401(k) Plan was amended to cease all further contributions. Eligible employees now participate in the Acordia 401(k) Plan.

11. EQUITY INCENTIVE AND STOCK OPTION PLANS

  Plan options outstanding pursuant to the 1992 Stock Compensation Plan are exercisable one third on the first anniversary of the date of the grant and each anniversary thereafter until fully exercisable. The options expire 10 years from the date of the grant. Options are granted to subsidiary directors, officers and key employees selected by the Compensation Committee of the Board of Directors.

  Grant prices, exercise rights and expiration terms relating to options pursuant to the Acordia Subsidiary Directors Stock Plan will be determined for each grant by the Compensation Committee of the Board of Directors.

  Members of the Board of Directors who are neither officers nor employees of the Company participate in the Directors Stock Compensation Plan ("DSCP"). The DSCP provides an annual incentive award opportunity based on the net income of the Company. The DSCP also provides for payment of the Directors' quarterly retainer. The Directors may also elect to defer receipt of these awards or retainer fees.

  Effective January 1, 1995, the Company initiated The Acordia, Inc. Producers' Deferred Compensation and Equity Plan which provides a select group of key insurance producer employees of the Company with a means to defer compensation and to use such deferral to (i) purchase Company common stock and be awarded an option to purchase an additional share for each share purchased at the same price or (ii) to be held in a cash deferral interest earning account. The Company has authorized 250,000 shares for the stock portion of this plan.

  The Company issues restricted stock at a price per share based upon market value at the date of issuance. Ownership in these shares vests over a two to three-year period

  A summary of the stock option and stock award activity is as follows:

                                          SHARES
                                       AVAILABLE FOR   OPTIONS   RANGE OF OPTION
                                           GRANT     OUTSTANDING PRICE PER SHARE
                                       ------------- ----------- ---------------
Balance at January 1, 1994............    772,680       486,400   $14.50-$25.00
Authorized............................     82,184           --
Granted...............................   (176,858)      176,858    25.50- 27.75
Shares issued.........................     (8,061)          --
Canceled..............................     18,044       (18,044)   21.00- 26.63
Stock canceled........................        --            --
Exercised.............................        --        (12,349)   20.88- 26.63
                                         --------     ---------
December 31, 1994.....................    687,989       632,865
Authorized............................    402,067           --
Granted...............................   (403,476)      403,476    27.50- 33.50
Stock issued..........................    (66,891)          --
Canceled..............................     30,595       (30,595)   14.50- 32.75
Stock canceled........................        --            --
Exercised.............................        --        (47,756)   14.50- 26.63
                                         --------     ---------
December 31, 1995.....................    650,284       957,990
Authorized............................    430,110           --
Granted...............................   (462,482)      462,482    28.38- 33.50
Stock issued..........................    (76,839)          --
Canceled..............................     57,684       (57,684)   21.00- 33.50
Stock canceled........................      4,993           --
Exercised.............................        --        (86,032)   14.50- 28.38
                                         --------     ---------
December 31, 1996.....................    603,750     1,276,756   $14.50-$33.50
                                         ========     =========

  At December 31, 1996, options for 582,034 shares were exercisable at prices ranging from $14.50 to $33.50 per share.

  Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options based on fair values. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions as follows:

                                                              1996      1995
                                                            --------  --------
Risk free interest rate.................................... 5.5%-6.6% 6.1%-7.8%
Dividend yield.............................................      2.0%      2.0%
Volatility factors of the expected market price of the
 Company's common stock....................................      .20       .23
Weighted average expected life of the option...............  7 years   7 years

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options would be amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                 1996    1995
                                                                ------- -------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Pro forma net income........................................... $28,580 $22,773
Pro forma earnings per share:
  Primary......................................................    2.00    1.58
  Fully diluted................................................    1.99    1.58

12. RELATED PARTY TRANSACTIONS

  The Company and its subsidiaries have various marketing and administrative arrangements with Anthem and its affiliates for the sale and administration of health and life insurance products offered or underwritten by Anthem and its affiliates.

  At December 31, 1996 and 1995 the Company had amounts due from Anthem and its affiliates of $19,959,000 and $9,836,000, respectively, and premiums payable to Anthem and its affiliates of $19,427,000 and $49,917,000, respectively.

13. CONTINGENCIES

  The Company and its subsidiaries are involved in pending litigation of the character incidental to the business transacted by them. The conclusions of such litigation are not expected to have a material adverse effect on the Company's consolidated financial position.

14. SUBSEQUENT EVENT

  On February 6, 1997, the Company and Anthem announced that each entity was undertaking a strategic review as related to the Company. Anthem has informed the Company that no decision has yet been made by Anthem as to what, if any, changes it believes should be made with respect to its business relationship with and investment in the Company. As a part of this evaluation process, Anthem has engaged Credit Suisse First Boston, to explore the possible sale of the Company's property and casualty brokerage business and the possible reorganization of the Company's health business.

15. SELECTED QUARTERLY FINANCIAL DATA--UNAUDITED

                                                                       EARNINGS
                                                   REVENUES NET INCOME PER SHARE
                                                   -------- ---------- ---------
                                                   (DOLLARS IN THOUSANDS, EXCEPT
                                                          PER SHARE DATA)
1996
  First Quarter................................... $164,680  $ 7,311     $0.51
  Second Quarter..................................  162,916    6,817      0.47
  Third Quarter...................................  162,403    6,890      0.48
  Fourth Quarter..................................  170,951    8,870      0.64
                                                   --------  -------
    Year.......................................... $660,950  $29,888     $2.09
                                                   ========  =======
1995
  First Quarter................................... $132,622  $ 7,219     $0.50
  Second Quarter..................................  133,543    6,043      0.42
  Third Quarter...................................  136,965    2,877      0.20
  Fourth Quarter..................................  151,934    7,443      0.52
                                                   --------  -------
    Year.......................................... $555,064  $23,582     $1.64
                                                   ========  =======

                                 ACORDIA, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                         ADDITIONS
                         BALANCE AT -------------------                BALANCE AT
                         BEGINNING  CHARGED TO                           END OF
       DESCRIPTION       OF PERIOD   EXPENSE   OTHER(1) ADJUSTMENTS(2)   PERIOD
       -----------       ---------- ---------- -------- -------------- ----------
Year ended December 31,
 1996:
  Allowances for
   doubtful accounts....   $4,388     $1,596    $  280     $(2,407)      $3,857
Year ended December 31,
 1995:
  Allowances for
   doubtful accounts....    3,088      2,372     1,229      (2,301)       4,388
Year ended December 31,
 1994:
  Allowances for
   doubtful accounts....    2,721      1,102       209        (944)       3,088

--------
(1) Additions resulting from acquisitions of subsidiaries

(2) Bad debt write-offs, net of recoveries