Form 10-Q
period 1997-03-31
ACORDIA INC /DE/
filed 1997-05-14
CIK 863881

================================================================================

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended:  March 31, 1997
                                    or

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

           Delaware                                     31-1278880
---------------------------------------   --------------------------------------
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

Yes    X      No _______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding as of March 31, 1997
                -----                     --------------------------------

Common Stock, par value $1.00 a share        13,006,553 shares

                    This document is comprised of 17 pages.

================================================================================

                                    ACORDIA, INC.

                                    INDEX

PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS
          CONSOLIDATED BALANCE SHEETS,
          MARCH 31, 1997 AND DECEMBER 31, 1996....................              1

          CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS
          ENDED MARCH 31, 1997 AND 1996...........................              2

          CONSOLIDATED STATEMENTS OF CHANGES IN
          STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
          ENDED MARCH 31, 1997 AND YEAR ENDED
          DECEMBER 31, 1996.......................................              3

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
          THREE MONTHS ENDED MARCH 31, 1997 AND 1996..............              4

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............              5

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS......................................             7

PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS.....................................      12

          ITEM 2.  CHANGES IN SECURITIES.................................      12

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.......................      12

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...      12

          ITEM 5.  OTHER INFORMATION.....................................      12

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................      12

SIGNATURES...............................................................      13

EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE...........................      14

EXHIBIT 27 - FINANCIAL DATA SCHEDULE.....................................      15


                                 ACORDIA, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          (UNAUDITED)
                                           MARCH 31    DECEMBER 31
                                             1997         1996
                                          -----------  -----------
ASSETS
Current assets:
     Cash and cash equivalents              $ 13,599      $ 14,116
     Cash and cash equivalents held in        74,826        68,642
      a fiduciary capacity
     Premiums receivable, less
      allowance for doubtful accounts
      (1997 - $3,069; 1996 - $3,095)          96,079       118,489
     Accounts receivable, less
      allowance for doubtful accounts
      (1997 - $299; 1996 - $762)              47,961        48,173
     Accrued investment income                 1,576         1,324
     Deferred income taxes                     4,377         3,357
     Prepaid and other current assets          7,735         9,032
                                          ----------   -----------
Total current assets                         246,153       263,133

Securities available-for-sale held in a
 fiduciary capacity, at fair value            47,718        47,877

Other assets:
    Cash escrow                                3,515         8,478
    Furniture, equipment and leasehold
     improvements, less
     accumulated depreciation                 41,509        42,272
    Goodwill and other intangible
     assets, less accumulated
     amortization                            377,455       365,737
    Other assets                              18,190        18,065
                                        ------------   -----------
Total assets                                $734,540      $745,562
                                        ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Premiums due insurance companies        $200,050      $211,777
    Accounts payable                           2,216           970
    Accrued payroll and related
     liabilities                              12,248        22,774
    Income taxes payable                      10,682         5,628
    Other liabilities and accrued
     expenses                                 39,575        45,736
    Current portion of long-term debt         40,891        40,508
                                        ------------   -----------
Total current liabilities                    305,662       327,393

Long-term debt, less current portion         136,743       136,167
Other long-term liabilities, less
 current portion                              58,084        49,215
Deferred income taxes                         27,826        30,388
                                        ------------   -----------
Total liabilities                            528,315       543,163

Stockholders' equity:
    Common stock, par value $1 per
     share:
         Authorized 100,000,000 shares;
         issued and outstanding
         (1997 - 13,006,553; 1996 -
         12,990,389)                          13,006        12,990
    Additional paid-in capital                44,925        44,660
    Stock warrants                            10,000        10,000
    Net unrealized (losses) gains on
     securities                                 (342)          198
    Retained earnings                        138,636       134,551
                                        ------------   -----------
Total stockholders' equity                   206,225       202,399
                                        ------------   -----------
Total liabilities and stockholders'
 equity                                     $734,540      $745,562
                                        ============   ===========
See accompanying notes.

                                 ACORDIA, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                        MARCH 31
                                                   1997          1996
                                                -----------   -----------
Revenues:
    Commissions and fees                         $   163,138  $   162,230
    Investment income                                  1,622        1,617
    Other                                              1,005          833
                                                 -----------  -----------
Total revenues                                       165,765      164,680

Operating expenses:
    Employee compensation and benefits                90,523       89,445
    Other                                             53,149       52,948
                                                 -----------  -----------
                                                     143,672      142,393
                                                 -----------  -----------
Operating income                                      22,093       22,287
Other expenses:
    Interest                                           3,048        2,439
    Amortization of goodwill and other
     intangibles                                       6,778        6,309
                                                 -----------  -----------
Income before income taxes                            12,267       13,539
Income taxes                                           5,581        6,228
                                                ------------  -----------
Net income                                      $      6,686  $     7,311
                                                ============  ===========
Earnings per share                                     $0.50        $0.51
                                                ============  ===========
Weighted average shares outstanding               13,395,004   14,360,941
                                                ============  ===========
See accompanying notes.

                                 ACORDIA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              NET
                                                                                          UNREALIZED
                                                                                             GAINS
                                               COMMON STOCK        ADDITIONAL              (LOSSES)
                                          ----------------------
                                           NUMBER OF                 PAID-IN     STOCK        ON       RETAINED
                                            SHARES     PAR VALUE     CAPITAL    WARRANTS  SECURITIES   EARNINGS
                                          ----------   ---------   ---------    --------  ----------   --------
Balance at January 1, 1996                13,961,741     $13,962     $ 72,073    $10,000       $ 360   $115,680

    Issuance of stock for Company
         plans                               164,695         165        3,736         --          --         --
    Purchase and retirement of stock      (1,136,047)     (1,137)     (31,149)        --          --         --
    Net income                                    --          --           --         --          --     29,888
    Dividends paid ($0.80 per share)              --          --           --         --          --    (11,017)
    Decrease in net unrealized losses
         on securities available-for-
         sale, less taxes of $104                 --          --           --         --        (162)        --
                                          ----------     -------     --------    -------       -----   --------
Balance at December 31, 1996              12,990,389      12,990       44,660     10,000         198    134,551

    Issuance of stock for Company
         plans                                16,164          16          265         --          --         --
    Net income                                    --          --           --         --          --      6,686
    Dividends paid ($0.20 per share)              --          --           --         --          --     (2,601)
    Decrease in net unrealized gains
         on securities available-for-
         sale, less taxes of $106                 --          --           --         --        (540)        --
                                          ----------     -------     --------    -------       -----   --------
Balance at March 31, 1997 -
 (unaudited)                              13,006,553     $13,006     $ 44,925    $10,000       $(342)  $138,636
                                          ==========     =======     ========    =======       =====   ========
See accompanying notes.

                                 ACORDIA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                                MARCH 31
                                            1997       1996
                                          ---------   --------
OPERATING ACTIVITIES:
Net income                                $  6,686   $  7,311
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
        Depreciation and amortization       10,521     10,047
        Deferred income taxes               (3,479)    (1,351)
        Losses on receivables                  307        212
        Loss on sale of furniture and
         equipment                             212          5
        Changes in operating assets and
         liabilities, net of
         effect of purchases of
         subsidiaries:
                Premiums receivable         24,667     32,105
                Accounts receivable          2,925        127
                Accrued investment
                 income                       (252)       (23)
                Other assets                 1,180      1,229
                Premiums due insurance
                 companies                 (22,320)   (30,945)
                Accounts payable and
                 accrued liabilities       (14,724)   (10,832)
                Income taxes payable         5,055      6,299
                                          ---------  ---------
Net cash provided by operating
 activities                                 10,778     14,184

INVESTING ACTIVITIES:
Furniture, equipment and leasehold
 improvement additions                      (3,980)    (6,779)
Proceeds from sales of furniture and
 equipment                                     883        461
Purchases of subsidiaries, net of cash
 acquired and cash escrow                   (2,830)    (5,021)
                                          ---------  ---------
Net cash used in investing activities       (5,927)   (11,339)

FINANCING ACTIVITIES:
Proceeds from borrowings                        --      9,000
Payments on borrowings                      (3,048)   (10,060)
Issuance of stock for Company plans          1,105      1,212
Purchase and retirement of stock              (824)      (404)
Dividends paid                              (2,601)    (2,797)
                                          ---------  ---------
Net cash used in financing activities       (5,368)    (3,049)
                                          ---------  ---------
Net decrease in cash and cash
 equivalents                                  (517)      (204)
Cash and cash equivalents at beginning
 of period                                  14,116     11,160
                                          ---------  ---------
Cash and cash equivalents at end of
 period                                   $ 13,599   $ 10,956
                                          =========  =========
See accompanying notes.

                                 ACORDIA, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                MARCH 31, 1997

NOTE 1   --  BASIS OF PRESENTATION
----------------------------------

The accompanying unaudited consolidated financial statements of Acordia, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2  --  CHANGE IN ACCOUNTING METHOD
---------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended March 31, 1997 and 1996 of $0.01 per share. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

NOTE 3   --  ACQUISITIONS
-------------------------

During the first quarter of 1997, the Company made several acquisitions at an aggregate cost, including future contingent payments, of approximately $19.3 million. The excess of the total acquisition cost over the net assets acquired of approximately $18.9 million was assigned to goodwill and other intangible assets. At March 31, 1997, the cash escrow represents funds on deposit to fund future obligations related to prior acquisitions.

All of these acquisitions have been accounted for as purchases, and the net assets and results of operations are included in the Company's consolidated financial statements from the respective purchase dates.

NOTE 4   --  RELATED PARTIES
----------------------------

Beginning in October 1995, Anthem Insurance Companies, Inc. ("Anthem") Board of Directors authorized the purchase of up to two million shares of the Company's common stock. Purchases have been made from time to time in the open market at prevailing prices or in privately negotiated transactions. Since October 1995, Anthem has purchased 481,500 shares of the Company's common stock resulting in Anthem's ownership increasing to 67% as of March 31, 1997. Anthem has informed the Company that Anthem has suspended its Company stock purchases pending the outcome of their strategic review. Approximately 42% of the Company's revenues during the three months ended March 31, 1997 are related to insurance products placed with Anthem and its wholly owned insurance affiliates.

NOTE 5   --  CONTINGENCIES
--------------------------

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

NOTE 6  --  OTHER MATTERS
-------------------------

In January 1997, the Company announced that its review of the 1997 business plan has led to a decision to undertake a strategic review to assess the changes occurring in the health care industry and the potential implication of those changes on the Company's relationship with Anthem. The Company has been informed by Anthem that Anthem is similarly undertaking its own strategic review, which includes an analysis of its business relationship with and investment in the Company. Anthem has retained Credit Suisse First Boston to assist Anthem in this analysis. Anthem has also informed the Board that no decision has as yet been made by Anthem as to what, if any, changes it believes should be made with respect to its business relationship with and investment in the Company. As part of the reevaluation process, Anthem has asked Credit Suisse First Boston to explore the possible sale of the Company's property and casualty brokerage business and the possible reorganization of the Company's health business.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1997
---------------------------------

Operating income for the three months ended March 31,1997, was $22.1 million, a decrease of 1 percent from operating income of $22.3 million for the comparable period in 1996. Net income for the three months ended March 31, 1997, was $6.7 million, a decrease of 9 percent from net income of $7.3 million for the comparable period in 1996. Total stockholders' equity was $206.2 million at March 31, 1997, compared to $202.4 million at December 31, 1996.

REVENUES

Total revenues for the three months ended March 31, 1997, were $165.8 million, an increase of 1% over revenues of $164.7 million for the comparable period in 1996.

Total related party revenues were $70.3 million and $69.5 million for the three months ended March 31, 1997 and 1996, respectively.

Commissions and Fees

Commissions and fees for the three months ended March 31, 1997 were $163.1 million, an increase of 1% over commissions and fees of $162.2 million for the comparable period in 1996. Operations reassumed by Anthem Insurance Companies, Inc. ("Anthem") during 1996 accounted for a decrease of approximately $10.8 million, net of a cancellation fee of $3.0 million (see below). New acquisitions accounted for an increase of approximately $6.7 million while dispositions accounted for a decrease of approximately $4.4 million. The remaining increase of $9.4 million resulted primarily from net new business.

In July 1996, the Company assumed virtually all of the existing wholesale marketing and distribution functions for Anthem products nationwide while Anthem reassumed and consolidated certain administrative functions previously performed by the Company outside of the midwest region. Subsequently, in January 1997, Anthem and the Company, as a part of strategic developments within Anthem, decided that the wholesale marketing and distribution functions for Anthem products nationwide, outside of the midwest region, should be performed by Anthem. Anthem has agreed to pay the Company a one-time cancellation fee of $6 million. One-half of this fee was paid during the first quarter of 1997 with the remainder to be paid during the second quarter.

Investment Income

Investment income and net realized investment gains, in aggregate, were $1.6 million for both three month periods ended March 31, 1997 and 1996. Investment income consists primarily of interest earned on premiums and claims collected and held prior to being remitted to insurers and clients. Such funds are held in a fiduciary capacity. Net investment yield was approximately 5.0% and 5.1% for the three months ended March 31, 1997 and 1996, respectively.

Other Revenues

Other revenues include revenues from consulting services, gains and losses on the sale of fixed assets and other miscellaneous items. Such revenues were $1.0 million and $0.8 million for the three months ended March 31, 1997 and 1996, respectively.

EXPENSES
--------

Total operating expenses for the three months ended March 31, 1997, were $143.7 million, an increase of 1% over operating expenses of $142.4 million for the comparable period in 1996.

Reimbursements to Anthem pursuant to an intercompany services agreement were $12.0 million and $15.5 million for the three months ended March 31, 1997 and 1996, respectively. The decrease is primarily due to transition employees leased from Anthem during 1996. In 1997, these individuals became employees of the Company.

Employee Compensation and Benefits

Employee compensation and benefits costs for the three months ended March 31, 1997, were $90.5 million, an increase of 1% over employee compensation and benefits of $89.4 million for the comparable period in 1996. Operations reassumed by Anthem during 1996 accounted for a decrease of approximately $7.8 million. New acquisitions accounted for an increase of approximately $3.5 million while dispositions accounted for a decrease of approximately $2.2 million. The remaining increase of $7.6 million was principally due to increased benefits costs and the expansion of existing operations.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 1997, were $53.1 million as compared to expenses of $52.9 million for the three months ended March 31, 1996. Operations reassumed by Anthem during 1996 accounted for a decrease of approximately $4.5 million. New acquisitions accounted for an increase of $1.0 million while dispositions accounted for a decrease of approximately $1.4 million. The remaining increase of $5.1 million was primarily due to costs associated with the expansion of existing operations.

Interest Expense and Amortization of Goodwill and Other Intangible Assets

Interest expense for the three months ended March 31, 1997 and 1996, respectively, was $3.0 million and $2.4 million. Interest expense increased due to additional borrowings, made during the fourth quarter of 1997, under the revolving credit agreement. These borrowings were used to fund the repurchase of 1,078,500 shares of the Company's common stock.

Acquisitions made subsequent to March 31, 1996, resulted in additional goodwill and other intangible assets. Such increases, less the effect of certain assets being fully amortized, caused amortization expense to increase to $6.8 million for the three months ended March 31, 1997 compared to $6.3 million for the comparable period in 1996.

Income Taxes

The Company's effective income tax rates for the three months ended March 31, 1997 and 1996, were 45.5% and 46%, respectively. Income taxes include both federal and state income taxes. The effective tax rates are higher than the U.S. statutory rate of 35 percent primarily due to U.S. state and local income taxes and to the non-deductibility of certain expenses, including meals and entertainment and amortization of goodwill and other intangible assets related to prior and current year acquisitions.


FINANCIAL CONDITION
-------------------

During 1997, cash flow generated from operations and funds available under the revolving credit agreement were sufficient to fund the operating and capital expenditure requirements of the Company. The Company's business is not capital intensive. The Company anticipates that cash flow from operations and, if necessary, borrowings under its existing credit agreement will be sufficient to fund the liquidity needs of the Company. Cash generated from operating activities was $10.8 million and $14.2 million for the three months ended March 31, 1997 and 1996, respectively.

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

As of March 31, 1997, long-term debt, excluding the current portion due, totaled $136.7 million, which compares to $136.2 million at December 31, 1996. Borrowings under the revolving credit agreement were $124.0 million at March 31, 1997 and December 31, 1996.

Capital expenditures were $4.0 million and $6.8 million for the three months ended March 31, 1997 and 1996, respectively. The decrease primarily resulted from additional leasehold improvements made as a result of certain existing company offices expanding into additional space in 1996.

Net cash flow used in financing activities totaled $5.4 million and $3.0 million for the three months ended March 31, 1997 and 1996, respectively.

On January 31, 1996, the Board of Directors increased the quarterly dividend by 11% to $0.20 per share of common stock. The Company intends to continue to pay quarterly dividends.

Other long-term liabilities primarily consist of future payments relating to contractual agreements negotiated with the previous owners of acquired businesses, deferred lease incentives and other liabilities not due within one year including liabilities relating to the Company's retirement and employee benefit plans. The future contingent payments to the previous owners of acquired businesses are generally based upon the amount of net commission income generated from the books of business acquired. These amounts were $24.6 million and $22.1 million at March 31, 1997 and December 31, 1996, respectively.


OUTLOOK
-------

In January 1997, the Company announced that its review of the 1997 business plan has led to a decision to undertake a strategic review to assess the changes occurring in the health care industry and the potential implication of those changes on the Company's relationship with Anthem. The Company has been informed by Anthem that Anthem is similarly undertaking its own strategic review, which includes an analysis of its business relationship with and investment in the Company. Anthem has retained Credit Suisse First Boston to assist Anthem in this analysis. Anthem has also informed the Board that no decision has as yet been made by Anthem as to what, if any, changes it believes should be made with respect to its business relationship with and investment in the Company. As part of the reevaluation process, Anthem has asked Credit Suisse First Boston to explore the possible sale of the Company's property and casualty brokerage business and the possible reorganization of the Company's health business. The process is continuing.

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

Since its inception in 1989, the Company has derived a significant percentage of its revenues and profits from providing marketing and administrative services for or on behalf of Anthem and its affiliates. Many administrative functions are those related to claims processing. Due to market driven pressures, over time the claims processing function is expected to become more standardized and automated and be less of a differentiating, value added service for the Company's clients. In anticipation of these changes, the Company has initiated plans to improve efficiencies and consolidate certain of these functions. In February 1997, the Company and Anthem announced the planned consolidation of their claims processing sites in Indiana, Kentucky and Ohio into one central site located in Indiana. The consolidation of the Indiana sites is virtually complete. The consolidation of the Kentucky sites is scheduled for the third and fourth quarters of 1997. The schedule for the consolidation of the Ohio sites is under development.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 13, 1997. The following is a summary of the matters voted on at that meeting.

(a) Election of Directors to serve three year terms ending at the Company's 2000 annual meeting:

    Nominee                      Votes For               Votes Against
    -------                      ---------               -------------
    Birch E. Bayh                12,553,752              5,038
    Catherine E. Dolan           12,555,852              2,938
    James B. Stradtner           12,555,852              2,938
    Frank C. Witthun             12,553,777              5,013

(b) Ratification of appointment of Ernst & Young LLP as the Company's principal independent auditors:

      Votes For                  12,555,444
      Votes Against               1,925
      Abstained                   1,421


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



   ACORDIA, INC.
   (Registrant)




Date:             5/14/97                 /s/ Keith A. Maib
-----------------------------------       ------------------------------
                                          Keith A. Maib
                                          Executive Vice President and
                                          Chief Financial Officer