Form 10-K/A
period 1996-12-31
ACORDIA INC /DE/
filed 1997-06-26
CIK 863881

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                  FORM 10-K/A



                                 CURRENT REPORT
                      Pursuant to Section 13 or 15(d) of
                    The Securities and Exchange Act of 1934


                         Date of Report: June 26, 1997



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

                                (317) 488-6666
             (Registrant's telephone number, including area code)

                                AMENDMENT NO.1
                                --------------


           The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as set forth below:

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
    -------------------------------------------------------------------------

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



                                             Acordia, Inc.
                                             -------------
                                             (Registrant)


                                        By:  /S/ Keith A. Maib
                                             ---------------------------
                                             Executive Vice President and
                                             Chief Financial Officer

               ACORDIA 401(k) LONG TERM SAVINGS INVESTMENT PLAN

                                   INDEX TO
                                   --------

                       FINANCIAL STATEMENTS AND EXHIBITS
                       ---------------------------------

                                                                                    Page
                                                                                  Reference
                                                                                  ---------
REPORT OF INDEPENDENT AUDITORS                                                      1

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS,
  WITH FUND INFORMATION
  DECEMBER 31, 1996 AND 1995                                                        2

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS,
  WITH FUND INFORMATION
  DECEMBER 31, 1996                                                                 4

NOTES TO FINANCIAL STATEMENTS                                                       5

CONSENT OF INDEPENDENT AUDITORS                                                     12

                         Report of Independent Auditors

Board of Directors
Acordia, Inc.

We have audited the accompanying statements of net assets available for benefits, with fund information, of the Acordia 401(k) Long Term Savings Investment Plan as of December 31, 1996 and 1995, and the related statements of changes in net assets available for benefits, with fund information, for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits, with fund information, of the Plan at December 31, 1996 and 1995 and the changes in its net assets available for benefits, with fund information, for the years then ended, in conformity with generally accepted accounting principles.

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


                                                        /s/ Ernst & Young LLP


June 13, 1997

               Acordia 401(k) Long Term Savings Investment Plan

    Statements of Net Assets Available for Benefits, With Fund Information

                                                                                FUND INFORMATION
                                                      ----------------------------------------------------------------------
                                                                                    VANGUARD                     VANGUARD
                                                        VANGUARD                  INDEX TRUST                   BOND INDEX
                                                       INVESTMENT     VANGUARD     EXTENDED       VANGUARD     FUND - TOTAL
                                                        CONTRACT     WELLINGTON      MARKET     INSTITUTIONAL  BOND MARKET
                                                         TRUST          FUND       PORTFOLIO     INDEX FUND     PORTFOLIO
                                                      ----------------------------------------------------------------------
DECEMBER 31, 1996

ASSETS
Investment in Master Trust                             $18,675,756   $22,508,395    $4,398,784    $23,945,666      $679,512
Contributions receivable (advance contributions)                53         2,403         4,116          2,849       (10,310)
                                                      ----------------------------------------------------------------------
Total assets and net assets available for benefits     $18,675,809   $22,510,798    $4,402,900    $23,948,515      $669,202
                                                      ======================================================================

DECEMBER 31, 1995

ASSETS
Investment in Master Trust                             $17,369,937   $18,170,964      $891,762    $17,430,312      $218,720
Contributions receivable (advance contributions)            11,705       109,682        14,143          4,534        17,326
                                                      ----------------------------------------------------------------------
Total assets and net assets available for benefits     $17,381,642   $18,280,646      $905,905    $17,434,846      $236,046
                                                      ======================================================================
                                                                                FUND INFORMATION
                                                      -----------------------------------------------------
                                                                   TEMPLETON                  VANGUARD
                                                                  INSTITUTIONAL              MONEY MARKET
                                                      FIDELITY      FUNDS -        ACORDIA    RESERVES
                                                      MAGELLAN      FOREIGN        COMMON   U.S. TREASURY
                                                        FUND      EQUITY SERIES    STOCK      PORTFOLIO
                                                      -----------------------------------------------------
DECEMBER 31, 1996

ASSETS
Investment in Master Trust                            $5,026,206   $2,213,547    $5,587,712   $48,713
Contributions receivable (advance contributions)             249       (2,071)          556       (23)
                                                      -----------------------------------------------------
Total assets and net assets available for benefits    $5,026,455   $2,211,476    $5,588,268   $48,690
                                                      =====================================================

DECEMBER 31, 1995

ASSETS
Investment in Master Trust                            $2,065,348     $250,762    $5,118,365   $     -
Contributions receivable (advance contributions)          64,263       (5,940)       36,108         -
                                                      -----------------------------------------------------
Total assets and net assets available for benefits    $2,129,611     $244,822    $5,154,473   $     -
                                                      =====================================================

                                                                FUND INFORMATION
                                                      -----------------------------------




                                                      LOAN FUND      CASH       TOTAL
                                                      -----------------------------------
DECEMBER 31, 1996

ASSETS
Investment in Master Trust                            $3,757,145   $63,622   $86,905,058
Contributions receivable (advance contributions)               -                  (2,178)
                                                      -----------------------------------
Total assets and net assets available for benefits    $3,757,145   $63,622   $86,902,880
                                                      ===================================

DECEMBER 31, 1995

ASSETS
Investment in Master Trust                            $2,567,175  $309,876   $64,393,221
Contributions receivable (advance contributions)               -         -       251,821
                                                      -----------------------------------
Total assets and net assets available for benefits    $2,567,175  $309,876   $64,645,042

See accompanying notes.

               Acordia 401(k) Long Term Savings Investment Plan

Statement of Changes in Net Assets Available for Benefits, With Fund Information

                                                                                 YEAR ENDED DECEMBER 31, 1996
                                                            ------------------------------------------------------------------
                                                                                       FUND INFORMATION
                                                            ------------------------------------------------------------------
                                                                                       VANGUARD                     VANGUARD
                                                             VANGUARD                 INDEX TRUST                  BOND INDEX
                                                            INVESTMENT    VANGUARD     EXTENDED       VANGUARD    FUND - TOTAL
                                                             CONTRACT    WELLINGTON     MARKET     INSTITUTIONAL   BOND MARKET
                                                              TRUST         FUND       PORTFOLIO     INDEX FUND     PORTFOLIO
                                                            ------------------------------------------------------------------
Additions:
  Employee contributions                                    $ 2,189,311  $ 3,057,994  $  953,695   $ 2,989,089     $ 285,586
  Employer contributions                                        815,161    1,112,988     287,988     1,049,199        93,606
  Employee transfers from other plans                           361,855      365,195     267,940       239,521        36,300
  Equity in earnings of Master Trust                          1,069,386    3,123,475     344,813     4,326,087        23,438
                                                            -----------------------------------------------------------------
                                                              4,435,713    7,659,652   1,854,436     8,603,896       438,930
Deductions:
  Benefit payments                                            2,018,287    2,142,146      62,074     1,844,035        27,677
                                                            -----------------------------------------------------------------
                                                              2,417,426    5,517,506   1,792,362     6,759,861       411,253

Transfers between funds                                      (1,123,259)  (1,287,354)  1,704,633      (246,192)       21,903
                                                            -----------------------------------------------------------------
Net increase (decrease)                                       1,294,167    4,230,152   3,496,995     6,513,669       433,156

Net assets available for benefits at beginning of year       17,381,642   18,280,646     905,905    17,434,846       236,046
                                                            -----------------------------------------------------------------
Net assets available for benefits at end of year            $18,675,809  $22,510,798  $4,402,900   $23,948,515     $ 669,202
                                                            =================================================================
                                                                           YEAR ENDED DECEMBER 31, 1996
                                                              ----------------------------------------------------------
                                                                                 FUND INFORMATION
                                                              ----------------------------------------------------------
                                                                              TEMPLETON                      VANGUARD
                                                                            INSTITUTIONAL                  MONEY MARKET
                                                              FIDELITY         FUNDS -       ACORDIA         RESERVES
                                                              MAGELLAN         FOREIGN        COMMON       U.S. TREASURY
                                                                FUND        EQUITY SERIES     STOCK          PORTFOLIO
                                                              ----------------------------------------------------------
Additions:
  Employee contributions                                      $ 2,332,630  $   393,025     $   926,670        $ 89,060
  Employer contributions                                          732,083      122,286         348,942           4,553
  Employee transfers from other plans                             225,209      397,703          78,290          10,683
  Equity in earnings of Master Trust                              488,728      249,298         (20,593)            798
                                                              ----------------------------------------------------------
                                                                3,778,650    1,162,312       1,333,309         105,094
Deductions:
  Benefit payments                                                203,686      102,741         429,630           3,907
                                                              ----------------------------------------------------------
                                                                3,574,964    1,059,571         903,679         101,187

Transfers between funds                                          (678,120)     907,083        (469,884)        (52,497)
                                                              ----------------------------------------------------------
Net increase (decrease)                                         2,896,844    1,966,654         433,795          48,690

Net assets available for benefits at beginning of year          2,129,611      244,822       5,154,473               -
                                                              ----------------------------------------------------------
Net assets available for benefits at end of year              $ 5,026,455  $ 2,211,476     $ 5,588,268        $ 48,690
                                                              ==========================================================

                                                                             YEAR ENDED DECEMBER 31, 1996
                                                                     -------------------------------------------
                                                                                   FUND INFORMATION
                                                                     -------------------------------------------
                                                                       LOAN FUND          CASH         TOTAL
                                                                     -------------------------------------------
Additions:
  Employee contributions                                             $         -      $       -    $ 13,217,060
  Employer contributions                                                       -              -       4,566,806
  Employee transfers from other plans                                    148,987       (246,254)      1,885,429
  Equity in earnings of Master Trust                                     250,679              -       9,856,109
                                                                     -------------------------------------------
                                                                         399,666       (246,254)     29,525,404
Deductions:
  Benefit payments                                                       433,383                      7,267,566
                                                                     -------------------------------------------
                                                                         (33,717)      (246,254)     22,257,838

Transfers between funds                                                1,223,687              -               -
                                                                     -------------------------------------------
Net increase (decrease)                                                1,189,970       (246,254)     22,257,838

Net assets available for benefits at beginning of year                 2,567,175        309,876      64,645,042
                                                                     -------------------------------------------
Net assets available for benefits at end of year                     $ 3,757,145      $  63,622    $ 86,902,880
                                                                     ===========================================

See accompanying notes.

               Acordia 401(k) Long Term Savings Investment Plan

          Statement of Changes in Net Assets Available for Benefits

                                                                            YEAR ENDED DECEMBER 31, 1995
                                                          ------------------------------------------------------------------
                                                                                  FUND INFORMATION
                                                         -------------------------------------------------------------------
                                                                                    VANGUARD                       VANGUARD
                                                           VANGUARD                 INDEX TRUST                   BOND INDEX
                                                          INVESTMENT      VANGUARD   EXTENDED      VANGUARD      FUND- TOTAL
                                                           CONTRACT      WELLINGTON   MARKET     INSTITUTIONAL   BOND MARKET
                                                            TRUST           FUND     PORTFOLIO    INDEX FUND      PORTFOLIO
                                                         -------------------------------------------------------------------
Additions:
  Employee contributions                                   $3,224,744   $  4,013,058  $   46,606  $   3,575,266   $    9,996
  Employer contributions                                      834,345        802,990       9,701        790,582        3,744
  Employee transfers from other plans                       3,150,247      3,709,037       7,269      2,730,946       28,316
  Equity in earnings of Master Trust                          991,294      3,791,245      23,029      4,027,335        5,788
                                                         -------------------------------------------------------------------
                                                            8,200,630     12,316,330      86,605     11,124,129       47,844
Deductions:
  Benefit payments                                          1,829,225      1,160,414           -        949,225          163
                                                         -------------------------------------------------------------------
                                                            6,371,405     11,155,916      86,605     10,174,904       47,681

Transfers between funds                                    (2,010,171)      (559,768)    819,300       (317,645)     188,365
                                                         -------------------------------------------------------------------
Net increase (decrease)                                     4,361,234     10,596,148     905,905      9,857,259      236,046

Net assets available for benefits at beginning of year     13,020,408      7,684,498           -      7,577,587            -
                                                         -------------------------------------------------------------------
Net assets available for benefits at end of year         $ 17,381,642   $ 18,280,646  $  905,905  $  17,434,846   $  236,046
                                                         =====================================================================
                                                                  YEAR ENDED DECEMBER 31, 1995
                                                            -------------------------------------------
                                                                        FUND INFORMATION
                                                            -------------------------------------------
                                                                             TEMPLETON
                                                                           INSTITUTIONAL
                                                              FIDELITY        FUNDS -         ACORDIA
                                                              MAGELLAN        FOREIGN          COMMON
                                                                FUND       EQUITY SERIES       STOCK
                                                            -------------------------------------------
Additions:
  Employee contributions                                    $  135,873       $  11,278     $ 1,285,097
  Employer contributions                                        41,065           3,586         302,463
  Employee transfers from other plans                          115,632           1,660         827,586
  Equity in earnings of Master Trust                           (19,970)           (871)       (409,532)
                                                            -------------------------------------------
                                                               272,600          15,653       2,005,614
Deductions:
  Benefit payments                                              29,093           6,739         264,583
                                                            -------------------------------------------
                                                               243,507           8,914       1,741,031

Transfers between funds                                      1,886,104         235,908        (554,962)
                                                            -------------------------------------------
Net increase (decrease)                                      2,129,611         244,822       1,186,069

Net assets available for benefits at beginning of year               -               -       3,968,404
                                                            -------------------------------------------
Net assets available for benefits at end of year            $2,129,611       $ 244,822     $ 5,154,473
                                                            ===========================================

                                                                  YEAR ENDED DECEMBER 31, 1995
                                                          -------------------------------------------
                                                                        FUND INFORMATION
                                                          -------------------------------------------
                                                           LOAN FUND          CASH           TOTAL
                                                          -------------------------------------------
Additions:
  Employee contributions                                  $        -       $   9,428    $ 12,311,346
  Employer contributions                                           -               -       2,788,476
  Employee transfers from other plans                        454,777               -      11,025,470
  Equity in earnings of Master Trust                         145,876               -       8,554,194
                                                          -------------------------------------------
                                                             600,653           9,428      34,679,486
Deductions:
  Benefit payments                                                 -        (300,448)      3,938,994
                                                          -------------------------------------------
                                                             600,653         309,876      30,740,492

Transfers between funds                                      312,869               -               -
                                                          -------------------------------------------
Net increase (decrease)                                      913,522         309,876      30,740,492

Net assets available for benefits at beginning of year     1,653,653               -      33,904,550
                                                          -------------------------------------------
Net assets available for benefits at end of year          $2,567,175       $ 309,876    $ 64,645,042
                                                          ===========================================

                Acordia 401(k) Long Term Savings Investment Plan

                         Notes to Financial Statements

                               December 31, 1996

1. ACCOUNTING POLICIES

INVESTMENTS

The assets of the Acordia 401(k) Long Term Savings Investment Plan (the "Plan") are held in common with plans of affiliates using the Anthem Insurance Companies, Inc. Master Trust agreement (the "master trust") which is administered by the Bank of New York (the "Trustee"). Contributions are invested in common stock of Acordia, Inc., five separate Vanguard Group Mutual Funds, a Fidelity Magellan Fund and Templeton Institutional Funds - Foreign Equity Series. The Acordia, Inc. common stock and the remaining funds are traded on a national securities exchange and are valued at the last reported sales price on the last business day of the plan year. Realized gains and losses on investments sold or redeemed were determined on the basis of average cost.

Beginning in 1996, the Vanguard Money Market Reserves U.S. Treasury Portfolio fund was established as a default fund for any funds which an employee fails to provide investment direction. This fund is carried at cost which approximates market value.

CONTRIBUTIONS

Contributions are recorded as additions to net assets available for plan benefits on a bi-weekly basis as the Plan sponsor authorizes and accrues such contributions.

INCOME TAX STATUS

The Internal Revenue Service ruled on March 21, 1996 that the Plan qualifies as defined by Section 401(a) of the Internal Revenue Code and, therefore, the related trust is not subject to tax using present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The administrator is not aware of any course of action or series of events that have occurred that might adversely affect the PlanOs qualified status.

CASH

Cash is held by the trustee and represents contributions received and benefits paid which have not been allocated to the appropriate investment funds as of December 31.

                Acordia 401(k) Long Term Savings Investment Plan

1. ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying standard notes. Actual results could differ from those estimates.

ADMINISTRATION OF THE PLAN

Trustees are appointed by the Plan sponsor to administer the Plan. The Plan sponsor bears all costs associated with administering the Plan.

2. DESCRIPTION OF THE PLAN

During 1996, the Plan was amended and restated to reflect the merger of the O'Rourke, Andrews & Maroney, Inc. 401(k) Plan into the Plan. Assets of approximately $1,500,000 were transferred on January 31, 1996 and are included in employee transfers from other plans.

During 1995, due to certain changes in the corporate structure, employees of Blue Cross Blue Shield of Kentucky, Inc. and AdminiStar Solutions, Inc., chose to transfer participation from The Associated Group 401(k) Long Term Savings Investment Plan to the Plan. Assets transferred were approximately $11,000,000 and are included in employee transfers from other plans.

On June 2, 1997, Anthem Insurance Companies, Inc. and Acordia entered into a definitive merger agreement stating that Anthem will acquire all of the outstanding common stock of Acordia. Until this agreement is finalized, the assets held in the Acordia Common Stock fund have been frozen and upon completion of the merger, this fund will be merged out of existence.

The Plan is a defined contribution plan which was established to provide savings opportunities for participants and their beneficiaries. Substantially all employees of Acordia, Inc. meeting certain employment requirements are eligible to participate. The Plan is subject to the provisions of ERISA.

                Acordia 401(k) Long Term Savings Investment Plan

2. DESCRIPTION OF THE PLAN (CONTINUED)

Employees may make voluntary pre-tax contributions of 1% to 16% of compensation, as defined, through periodic payroll deductions. Maximum contributions are limited by applicable IRS regulations. The Company will match up to 50% of the first 6% of the participant's pre-tax contribution.

A participant may direct the investment of amounts held in his accounts in percentages of 10% percent, except for the Acordia, Inc. stock fund which is limited to a maximum of 50%, in one or more of the following investment funds: the Vanguard Investment Contract Trust and the Vanguard Bond Index Fund - Total Bond Market Portfolio (fixed income funds); the Vanguard Wellington Fund (a combination of common stock and fixed income securities); the Vanguard Index Trust - Extended Market Portfolio, the Vanguard Institutional Index Fund, the Fidelity Magellan Fund (U.S. common stocks); the Templeton Institutional Funds - Foreign Equity Series (international common stocks and similar securities); and Acordia Common Stock (common stock of Acordia, Inc.), Participants may elect to make changes to their investment designation. However, participants can only make changes to their investment designation once every month.

A participant in the Plan may make a complete or partial withdrawal of the amounts held in the participant's account attributable to the participant's pre-tax contributions, income allocated to the pre-tax contribution account prior to January 1, 1989, and up to 100% of employer match and rollover account at any time and will be paid as of the last valuation date. The withdrawal must be necessary in light of immediate and heavy financial needs of the participant and the participant shall have obtained all other withdrawals and nontaxable loans provided by this and any other plan sponsored by the employer. Only two withdrawals are permitted during any plan year; during the twelve months following a withdrawal, employee contributions are suspended for withdrawals on the participant's pre-tax account. A participant may make up to two withdrawals of voluntary after-tax contributions at any time. Additionally, at age 59 1/2, a participant may withdraw participant and employer contributions for any reason subject to the two withdrawal per year limit.

A participant in the Plan may request a loan not in excess of the lesser of: (1) 50% of the vested account balance or (2) $50,000 less the highest outstanding loan balance during the year. A participant may have a maximum of two loans outstanding at any time. Repayment of loans shall not exceed five years except for loans used to acquire the participant's principal residence which shall not exceed ten years. Each loan bears interest equal to the prime lending rate of The Bank of New York and repayments are made by payroll deduction.

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

3.RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following is a reconciliation of
 benefit payments per the 1995
 financial statements to the 1995 Form
 5500:

 Benefit payments per the financial     $  3,938,994
  statements
 Amounts allocated to withdrawing
  participants at
   end of year                               300,448
                                        ------------
 Benefit payments per the Form 5500     $  4,239,442
                                        ============


Amounts allocated to withdrawing participants are recorded in the Form 5500 for benefit distributions that have been processed and approved for payment prior to December 31 but not paid. At December 31, 1996 there were no unpaid distributions.

               Acordia 401(k) Long Term Savings Investment Plan

4. INVESTMENTS

The Plan's investments are held in common with the investments of plans of affiliates using a master trust (the "Trust") arrangement with the Trustee. Summarized information relating to the Trust investments and results of operations is listed below.

The fair value of individual investments that represent 5% or more of the Trust's assets are as follows:



                                                            DECEMBER 31, 1996
                                                          --------------------

 Vanguard Investment Contract Trust                           $ 62,744,481
 Vanguard Wellington Fund                                       67,602,075
 Vanguard Index Trust - Extended Market Portfolio               25,048,232
 Vanguard Institutional Index Fund                              63,084,393
 Fidelity Magellan Fund                                         25,767,536


                                         NET APPRECIATION
                                           (DEPRECIATION)         FAIR VALUE
                                          IN FAIR VALUE             AT END
                                           DURING THE YEAR          OF YEAR
                                        -------------------------------------
 YEAR ENDED DECEMBER 31, 1996:
 Vanguard Investment Contract Fund           $     1,255        $ 62,744,481
 Vanguard Wellington Fund                      9,415,693          67,602,075
 Vanguard Index Trust - Extended Market        2,854,128          25,048,232
  Portfolio
 Vanguard Institutional Index Fund            11,310,385          63,084,393
 Vanguard Bond Index Fund - Total Bond
  Market Portfolio                               (61,254)          4,033,713
 Fidelity Magellan Fund                        2,528,813          25,767,536
 Templeton Institutional Funds -
  Foreign Equity Series                          970,885           7,956,401
 Acordia Common Stock                             (1,302)          7,804,917
 Vanguard Money Market Reserves - U.S.
  Treasury Portfolio Fund                            969             811,211
 Loan Fund                                            --          11,414,881
 Cash                                                 --             263,519
                                            ---------------------------------
                                             $27,019,572        $276,531,359
                                            =================================

               Acordia 401(k) Long Term Savings Investment Plan

4. Investments (continued)

The Trust's net assets available for plan benefits and changes in net assets available for benefits of each available investment account is presented below:

                                                                                          VANGUARD
                                                            VANGUARD                    INDEX TRUST
                                                           INVESTMENT   VANGUARD         EXTENDED          VANGUARD
                                                            CONTRACT   WELLINGTON         MARKET        INSTITUTIONAL
                                                             TRUST        FUND           PORTFOLIO        INDEX FUND
                                                         ---------------------------------------------------------------
December 31, 1996:
    Investments                                          $ 62,744,481   $ 67,602,075      $ 25,048,232    $ 63,084,393
    Equity interest of plans of affiliates in
         Master Trust (deduction)                         (44,068,725)   (45,093,680)      (20,649,448)    (39,138,727)
                                                         ---------------------------------------------------------------
                                                         $ 18,675,756   $ 22,508,395      $  4,398,784    $ 23,945,666
                                                         ===============================================================
Results of the Trust's operations for the
     year ended December 31, 1996:
        Interest and dividend income                     $  3,713,144        $42,359           $12,479         $17,331
        Net realized and unrealized appreciation
            (depreciation) in fair value of investments         1,255      9,415,693         2,854,128      11,310,385
        Equity interest of plans of affiliates in
            Master Trust (deduction)                       (2,645,013)    (6,334,577)       (2,521,794)     (7,001,629)
                                                         ---------------------------------------------------------------
                                                         $  1,069,386   $  3,123,475      $    344,813    $  4,326,087
                                                         ===============================================================

                                                            VANGUARD                       TEMPLETON
                                                           BOND INDEX                    INSTITUTIONAL
                                                          FUND - TOTAL      FIDELITY        FUNDS -         ACORDIA
                                                          BOND MARKET       MAGELLAN        FOREIGN          COMMON
                                                           PORTFOLIO          FUND       EQUITY SERIES       STOCK
                                                         ---------------------------------------------------------------
December 31, 1996:
    Investments                                              $4,033,713     $25,767,536      $7,956,401      $7,804,917
    Equity interest of plans of affiliates in
         Master Trust (deduction)                            (3,354,201)    (20,741,330)     (5,742,854)     (2,217,205)
                                                         ---------------------------------------------------------------
                                                               $679,512      $5,026,206      $2,213,547      $5,587,712
                                                         ===============================================================
Results of the Trust's operations for the
     year ended December 31, 1996:
        Interest and dividend income                           $195,970         $48,233          $5,602          $3,743
        Net realized and unrealized appreciation
            (depreciation) in fair value of investments         (61,254)      2,528,813         970,885          (1,302)
        Equity interest of plans of affiliates in
            Master Trust (deduction)                           (111,278)     (2,088,318)       (727,189)        (23,034)
                                                         ---------------------------------------------------------------
                                                                $23,438        $488,728        $249,298        ($20,593)
                                                         ===============================================================

                                                           VANGUARD
                                                         MONEY MARKET
                                                           RESERVES           CIGNA
                                                         U.S. TREASURY        MUTUAL
                                                           PORTFOLIO          FUNDS     LOAN FUND      CASH            TOTAL
                                                         -------------------------------------------------------------------------
December 31, 1996:
    Investments                                            $ 811,211        $      -   $11,414,881    $263,519    $ 276,531,359
    Equity interest of plans of affiliates in
         Master Trust (deduction)                           (762,498)              -    (7,657,736)   (199,897)    (189,626,301)
                                                         -------------------------------------------------------------------------
                                                           $  48,713        $      -   $ 3,757,145    $ 63,622    $  86,905,058
                                                         =========================================================================
Results of the Trust's operations for the
     year ended December 31, 1996:
        Interest and dividend income                         $23,212        $ 43,206   $   742,278    $      -    $   4,847,557
        Net realized and unrealized appreciation
            (depreciation) in fair value of investments          969               -             -           -       27,019,572
        Equity interest of plans of affiliates in
            Master Trust (deduction)                         (23,383)        (43,206)     (491,599)          -      (22,011,020)
                                                         -------------------------------------------------------------------------
                                                           $     798        $      -   $   250,679    $      -    $   9,856,109
                                                         =========================================================================

                        Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8, No. 33-54242) pertaining to the Acordia 401(k) Long Term Savings Investment Plan of Acordia, Inc. of our report dated June 13, 1997, with respect to the financial statements of the Acordia 401(k) Long Term Savings Investment Plan included in this Report on Form 10K/A of Acordia, Inc. for the year ended December 31, 1996.



                                    Ernst & Young, LLP

Indianapolis, Indiana
June 13, 1997